Form 10QSB
period 2002-03-31
TALRAM CORP
filed 2002-06-12
CIK 1167240

SECURITIES  AND  EXCHANGE  COMMISSION
              Washington,  D.C.  20549

                    FORM  10-QSB
(Mark  One)
[X]   QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
      OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

          For  the  quarterly  period  ended
                   March  31,  2002
or

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR
       15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
      For  the  transition  period  from  to

         Commission  file  number  000-49630

                 TALRAM  CORPORATION
(Exact  name  of  registrant  as  specified  in  its charter)

        Delaware                         13-4168913
(State  or  other  jurisdiction      (I.R.S.  Employer
of  incorporation  organization)   or  Identification  No.)

   63  Wall  Street,  Suite  1801,  New  York,  New  York  10005
    (Address  of  principal  executive  offices  (zip  code)

                     212/344-1600
 (Registrant's  telephone  number,  including  area  code)

Indicate  by  check  mark  whether  the  registrant  (1)
filed  all  reports  required  to  be  filed  by  Section
13  or  15(d)  of  the  Securities  Exchange  Act  of  1934
during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                    Outstanding  at  March  31,  2002

Common  Stock,
par  value  $0.0001              500,000

                                TALRAM  CORPORATION
                                    FORM 10-QSB
                                 March  31,  2002


                                      INDEX

                                                                          PAGE
 Item  1  -  FINANCIAL  STATEMENTS  (UNAUDITED)

         Balance  Sheet  -
           March  31,  2002  and  December  31,  2001                       2

         Statements  of  Operations
           Three  Months  Ended  March  31,  2002  and  for the period      3
           May 1, 2001 (date of inception)  through  March  31,  2002

         Statements  of  Cash  Flows
          Three  Months  Ended  March  31,  2002  and  for the
          period May 1, 2001 (date of inception) through
          March 31,  2002                                                   4

Item  2  - PLAN  OF  OPERATION                                              6

PART  II - OTHER  INFORMATION                                               8

         PART  I  --  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                                     PART I


                              FINANCIAL INFORMATION



ITEM  1.  FINANCIAL  STATEMENTS

The financial statements of Talram Corporation (A Development Stage Company) (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-SB for the year ended December 31, 2001.



                               TALRAM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                  ASSETS
                                                                 March  31,           December  31,
                                                                   2002                   2001
                                                               (unaudited)
  Cash                                                    $               1,675   $               3,368
                                                          ----------------------  ----------------------

    TOTAL ASSETS                                          $               1,675   $               3,368
                                                          ======================  ======================


    LIABILITIES AND STOCKHOLDERS' EQUITY

  Accrued expenses                                        $                 500   $                 750
                                                          ----------------------  ----------------------

    TOTAL LIABILITIES                                                       500                     750

  Stockholders' equity
    Preferred stock, par value $0.0001, 1,000,000 shares
      authorized, issued none                                                 -                       -
    Common stock, par value $0.0001, 20,000,000 shares
      authorized, 500,000 shares issued and outstanding                      50                      50
    Additional paid-in capital                                            4,950                   4,950
    Accumulated deficit                                                  (3,825)                (2,382)
                                                          ----------------------  ----------------------

  Total Stockholders' Equity                                              1,175                   2,618
                                                          ----------------------  ----------------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $               1,675   $               3,368
                                                          ======================  ======================

The accompanying notes are an integral part of these financial statements.

                               TALRAM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                              For the period
                                                               May 1, 2001
                                            For the three       (Date of
                                             months ended      Inception) to
                                               March 31,        March 31,
                                                 2002             2002
                                                 ----             ----
                                              (unaudited)       (unaudited)
Revenues:                                   $       -       $       -
                                            ------------      ------------
    Total Revenues                          $       -       $       -
                                            ------------      ------------

Expenses:
    General and administrative                    1,449           3,859
                                            ------------      ------------

            Total Expenses                        1,449           3,859
                                            ------------      ------------

  Loss from operations                          (1,449)          (3,859)

  Other income
    Interest income                                  6               34
                                            ------------      ------------

  Net loss                                  $   (1,443)    $     (3,825)
                                            ============      ============

  Per Share Amounts

    Net loss per common share outstanding,
      basic and fully diluted               $   (0.00)

    Weighted average shares outstanding       500,000
                                            ============

   The accompanying notes are an integral part of these financial statements.

                               TALRAM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                                                  For the period
                                                                   May 1, 2001
                                                For the three      (Date of
                                                months ended       Inception) to
                                                 March 31,          March 31,
                                                   2002               2002
                                                   ----               ----
                                               (unaudited)          (unaudited)


  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $   (1,443)       $   (3,825)
  Changes in operating assets and liabilities:
    Increase (decrease) in accrued expenses           (250)              500
                                                  ----------      ----------
            Total adjustments                         (250)              500

  NET CASH USED BY OPERATING ACTIVITIES             (1,693)           (3,325)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                               -               5,000
                                                  ----------      ----------
  CASH PROVIDED BY FINANCING ACTIVITIES                -               5,000
                                                  ----------        ----------

  NET INCREASE (DECREASE) IN CASH                   (1,693)            1,675

  CASH
    Beginning of period                              3,368               -
                                                  ----------       ----------
    End of period                               $    1,675        $   1,675
                                                  ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                               TALRAM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
   (AMOUNTS AND DISCLOSURES AT AND FOR THE THREE MONTHS ENDED MARCH 31, 2002 ARE
                                   UNAUDITED)


     Note  1-     NATURE  OF  BUSINESS

          Talram Corporation ("Talram" or the "Company") was incorporated in the State of Delaware on May 1, 2001.


          The Company is a shell corporation, whose principal business is to locate and consumate a merger with an ongoing business.


     Note  2-     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          Basis  of  Presentation
          -----------------------

          The Company prepares its financial statements using the accrual basis of accounting.

          Use  of  Estimates
          ------------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Fair  Value  of  Financial  Instruments
          ---------------------------------------

          For financial instruments including cash and accrued expenses, it was assumed that carrying amount approximated fair value because of the short maturities of such instruments.


     Note  3-     INCOME  TAXES

          There is no provision for income taxes for the period ended March 31, 2002 as the Company had a net loss.


     Note  4-     COMMON  STOCK

          During June 2001 the Company sold 500,000 shares of its common stock to its founders for proceeds of $5,000.

ITEM  2.  PLAN  OF  OPERATION

     The Company was formed to locate and negotiate with a business entity for the combination of that target company with the Company. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

     The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities as part of the business combination or at specified times thereafter.

     Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

           PART  II  --  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM  2.  CHANGES  IN  SECURITIES

     Not  applicable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF
            SECURITY  HOLDERS

     Not  applicable.

ITEM  5.  OTHER  INFORMATION

     Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

     (b)     Reports  on  Form  8-K

     There were no reports on Form 8-K filed by the Company during the quarter.

                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALRAM  CORPORATION

By:   /s/  Joel  Schonfeld
          President

Dated:  June  10,  2002