Form 10QSB
period 2002-06-30
TALRAM CORP
filed 2002-08-19
CIK 1167240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark  One)

[X]   QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
      OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                         For the quarterly period ended
                                  June 30, 2002
or

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

Yes   X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                Outstanding  at  June  30,  2002

Common  Stock,
par  value  $0.0001              500,000

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

                               TALRAM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

               ASSETS
                                                         June 30    December 31,
                                                           2002        2001
                                                        (unaudited)

  Cash                                                    $   863    $ 3,368
                                                          -------    -------

            TOTAL ASSETS                                  $   863    $ 3,368
                                                          =======    =======
            LIABILITIES AND STOCKHOLDERS' EQUITY

  Accrued expenses                                        $   800    $   750
                                                          -------    -------

            TOTAL LIABILITIES                                 800        750

  Stockholders' equity
    Preferred stock, par value $0.0001, 1,000,000 shares
      authorized, issued none                                   -          -
    Common stock, par value $0.0001, 20,000,000 shares
      authorized, 500,000 shares issued and outstanding        50         50
    Additional paid-in capital                              4,950      4,950
    Accumulated deficit                                    (4,937)    (2,382)
                                                           -------    -------

  Total Stockholders' Equity                                   63      2,618
                                                           -------    -------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   863    $ 3,368
                                                           =======    =======

   The accompanying notes are an integral part of these financial statements.

                                                 TALRAM CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)

                                              STATEMENTS OF OPERATIONS

                                                                                                For the period
                                                                                                  May 1, 2001
                                                 For the six             For the three             (Date of
                                                 months ended            months ended             Inception) to
                                                   June 30,                June 30,                 June 30,
                                                    2002                     2002                    2001
                                                    ----                     ----                    ----
                                                (unaudited)              (unaudited)              (unaudited)
Revenues:                                                      -                       -                       -
                                          -----------------------  -----------------------  -----------------------

          Total Revenues                                       -                        -                        -


Expenses:
  General and administrative                               2,564                    1,115                      615
                                          -----------------------  -----------------------  -----------------------

          Total Expenses                                   2,564                    1,115                      615
                                          -----------------------  -----------------------  -----------------------

Loss from operations                                      (2,564)                  (1,115)                    (615)

Other income
  Interest income                                              9                        3                        5
                                          -----------------------  -----------------------  -----------------------

Net loss                                  $               (2,555)  $               (1,112)  $                 (610)
                                          =======================  =======================  =======================

Per Share Amounts:

  Net loss per common share outstanding,
    basic and fully diluted               $                (0.01)  $                (0.00)  $                (0.00)
                                          =======================  =======================  =======================

  Weighted average shares outstanding                    500,000                  500,000                  500,000
                                          =======================  =======================  =======================

                                              For the period
                                          May 1, 2001 (Date of
                                      Inception) to June 30, 2002
                                      ---------------------------
                                                (unaudited)
Revenues:                                                      -
                                          -----------------------

          Total Revenues                                       -

Expenses:
  General and administrative                               4,974
                                          -----------------------

          Total Expenses                                   4,974
                                          -----------------------

Loss from operations                                      (4,974)

Other income
  Interest income                                             37
                                          -----------------------

Net loss                                  $               (4,937)
                                          =======================

Per Share Amounts:

  Net loss per common share outstanding,
    basic and fully diluted

  Weighted average shares outstanding

   The accompanying notes are an integral part of these financial statements.

                                        4

                               TALRAM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS



                                                                                               For the period
                                                   For the six           For the three          May 1, 2001
                                                   months ended           months ended              to
                                                     June 30,               June 30,              June 30,
                                                      2002                   2002                   2001
                                                      ----                   ----                   ----
                                                   (unaudited)             (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $              (2,555)  $              (1,112)  $              (610)
Changes in operating assets and liabilities:
  Increase (decrease) in accrued expenses                        50                     300                     -
                                              ----------------------  ----------------------  --------------------
          Total adjustments                                      50                     300                     -

NET CASH USED BY OPERATING ACTIVITIES                        (2,505)                   (812)                 (610)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                            -                       -                 5,000
                                              ----------------------  ----------------------  --------------------

CASH PROVIDED BY FINANCING ACTIVITIES                             -                       -                 5,000
                                              ----------------------  ----------------------  --------------------

NET INCREASE (DECREASE) IN CASH                              (2,505)                   (812)                4,390

CASH
  Beginning of period                                         3,368                   1,675                     -
                                              ----------------------  ----------------------  --------------------

  End of period                                                863                    863   $             4,390
                                              ======================  ======================  ====================

                                                 For the period
                                              May 1, 2001 (Date of
                                                 Inception) to
                                                 June 30, 2002
                                                  -------------
                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $              (4,937)
Changes in operating assets and liabilities:
  Increase (decrease) in accrued expenses                       800
                                              ----------------------
          Total adjustments                                     800

NET CASH USED BY OPERATING ACTIVITIES                        (4,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                        5,000
                                              ----------------------

CASH PROVIDED BY FINANCING ACTIVITIES                         5,000
                                              ----------------------

NET INCREASE (DECREASE) IN CASH                                 863

CASH
  Beginning of period                                             -
                                              ----------------------

  End of period                                                863
                                              ======================

   The accompanying notes are an integral part of these financial statements.

                               TALRAM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
(AMOUNTS AND DISCLOSURES AT AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
 AND THE PERIOD MAY 1, 2001 (DATE OF INCEPTION) TO JUNE 30, 2001 ARE UNAUDITED)


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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
          FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

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

TALRAM  CORPORATION

By:   /s/  Joel  Schonfeld
          President

Dated:  August  16,  2002