Form 10QSB
period 2002-09-30
TALRAM CORP
filed 2002-11-14
CIK 1167240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2002
                                       or

     [ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________ to_______________

         Commission file number  000-49630

                               TALRAM CORPORATION
                  (Exact name of registrant as specified in its
                                    charter)

            Delaware                             13-4168913
   (State or other jurisdiction               (I.R.S. Employer
   of incorporation organization)            or Identification No.)

              63 Wall Street, Suite 1801, New York, New York 10005
            (Address of principal executive offices)      (zip code)

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

Yes   X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    Class
Common Stock,               Outstanding at September 30, 2002
par value $0.0001                     500,000

     PART I -- FINANCIAL INFORMATION

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

                              TALRAM CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS



       ASSETS
                                                                   September       December 31,
                                                                     2002              2001
                                                                     ----             ----
                                                                                   (unaudited)

Cash ....................................................          $   272           $ 3,368
                                                                   -------           -------

          TOTAL ASSETS ..................................          $   272           $ 3,368
                                                                   =======           =======


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses ........................................          $ 1,600           $   750
                                                                   -------           -------

          TOTAL LIABILITIES .............................            1,600               750

Stockholders' equity
  Preferred stock, par value $0.0001, 1,000,000 shares
    authorized, none issued .............................             --                --
  Common stock, par value $0.0001, 20,000,000 shares
    authorized, 500,000 shares issued and outstanding ...               50                50
  Additional paid-in capital ............................            4,950             4,950
  Accumulated deficit ...................................           (6,328)           (2,382)
                                                                   -------           -------

Total Stockholders' Equity ..............................           (1,328)            2,618
                                                                   -------           -------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   272           $ 3,368
                                                                   =======           =======





















   The accompanying notes are an integral part of these financial statements.

                               TALRAM CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                              For the period                                     For the period
                                                                May 1, 2001                                        May 1, 2001
                                              For the nine        (Date of      For the three     For the three     (Date of
                                              months ended     Inception) to    months ended      months ended    Inception) to
                                              September 30     September 30,    September 30,     September 30,   September 30,
                                                  2002             2001            2002              2001             2002
                                                  ----             ----            ----              ----             ----
                                              (unaudited)       (unaudited)      (unaudited)       (unaudited)     (unaudited)

Revenues: ..............................       $    --          $    --          $    --          $    --          $    --
                                               ---------        ---------        ---------        ---------        ---------

          Total Revenues ...............            --               --               --               --               --

Expenses:
  General and administrative ...........           3,956            1,615            1,392            1,000            6,366
                                               ---------        ---------        ---------        ---------        ---------

          Total Expenses ...............           3,956            1,615            1,392            1,000            6,366
                                               ---------        ---------        ---------        ---------        ---------

Loss from operations ...................          (3,956)          (1,615)          (1,392)          (1,000)          (6,366)

Other income
  Interest income ......................              10               18                1               13               38
                                               ---------        ---------        ---------        ---------        ---------

Net loss ...............................       $  (3,946)       $  (1,597)       $  (1,391)       $    (987)          (6,328)
                                               =========        =========        =========        =========        =========

Per Share Amounts:

  Net loss per common share outstanding,
    basic and fully diluted ............       $   (0.01)       $   (0.00)       $   (0.00)       $   (0.00)
                                               =========        =========        =========        =========

  Weighted average shares outstanding ..         500,000          500,000          500,000          500,000
                                               =========        =========        =========        =========























   The accompanying notes are an integral part of these financial statements.

                               TALRAM CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                                                      For the period
                                                                    For the period      May 1, 2001
                                                    For the nine      May 1, 2001         (Date of
                                                    months ended          to            Inception) to
                                                    September 30,    September 30,      September 30,
                                                        2002             2001               2002
                                                        ----             ----               ----
                                                    (unaudited)       (unaudited)       (unaudited)

    CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................          $(3,946)          $(1,597)          $(6,328)
Changes in operating assets and liabilities:
  Increase (decrease) in accrued expenses ..              850             1,000             1,600
                                                      -------           -------           -------
          Total adjustments ................              850             1,000             1,600

NET CASH USED BY OPERATING ACTIVITIES ......           (3,096)             (597)           (4,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock .....................             --               5,000             5,000
                                                      -------           -------           -------

CASH PROVIDED BY FINANCING ACTIVITIES ......             --               5,000             5,000
                                                      -------           -------           -------

NET INCREASE (DECREASE) IN CASH ............           (3,096)            4,403               272

CASH
  Beginning of period ......................            3,368              --                --
                                                      -------           -------           -------

  End of period ............................          $   272           $ 4,403           $   272
                                                      =======           =======           =======


























   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at and for the three and nine months ended September 30, 2002 and the period May 1, 2001 (Date of Inception) to September 30, 2002 are unaudited)


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


     Fair Value of Financial Instruments
     -----------------------------------

     For financial instruments including cash and accrued expenses, it was assumed that carrying amounts approximated fair value because of the short maturities of such instruments.


Note 3- INCOME TAXES

     There is no provision for income taxes for the period ended September 30, 2002 as the Company had a net loss.


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

TALRAM CORPORATION

By:   /s/ Joel Schonfeld
      ------------------
          President

Dated: November 8, 2002