Form 10KSB
period 2002-12-31
TALRAM CORP
filed 2004-03-05
CIK 1167240

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2002.
                          ------------------

Commission File Number 000-49630
                       ---------

                               TALRAM CORPORATION
                               ------------------
                 (Name of Small Business Issuer in Its Charter)

       Delaware                                           13-4168913
       --------                                           ----------
(State of Incorporation)                         (IRS Identification Number)

80 Wall Street, Suite 815 New York, NY                      10005
--------------------------------------                  -------------
(Address of principal executive offices)                  (Zip Code)

                                 (212) 344-1600
                                 --------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: $.001 par value common stock


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes___  No X
          -- -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         State issuer's revenues for its most recent fiscal year.   0
                                                                   ----

         The aggregate market value of the voting stock held by non-affiliates of the registrant is $0.

         As of December 31, 2003 there were 500,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                               TALRAM CORPORATION
                                     10-KSB
                                December 31, 2002

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         Talram Corporation was organized under the laws of the State of Delaware on May 1, 2001. Talram was formed as a vehicle to pursue a Business Combination. Since inception, the primary activity of Talram has been directed to organizational efforts, obtaining initial financing, and efforts intended to identify possible Business Combinations.

         In June 2001, Talram sold 500,000 shares to two persons at $.01 per share. In September 2003, a third party purchased 470,000 of these issued and outstanding shares from the two shareholders.

         Talram was organized for the purposes of creating a corporate vehicle to seek, investigate and, if such investigation warrants, engaging in business combinations presented to it by persons or firms who or which desire to seek the perceived advantages of publicly-held corporation. Talram 's principal business objective is to seek long-term growth potential in a business combination venture rather than to seek immediate, short-term earnings. Talram has not restricted its search to any specific business, industry or geographical location.

         Talram does not currently engage in any business activities which provide any cash flow.

         Although Talram is subject to regulation under the Securities Exchange Act of 1934, management believes Talram is not subject to regulation under the Investment Company Act of 1940. The regulatory scope of the Investment Company Act of 1940, as amended, was enacted principally for the purpose of regulatory vehicles for pooled investments in securities, extends generally to companies primarily in the business of investing, reinvesting, owning, holding or trading securities. The Investment Company Act may, however, also be deemed to be applicable to a Company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definition of the scope of certain provisions of the Investment Company Act. Talram believes that its principal activities will not subject it to regulation under the Investment Company Act. Nevertheless, there can be no assurances that Talram will not be deemed to be an Investment Company. In the event Talram is deemed to be an Investment Company, Talram may be subject to certain restrictions relating to Talram's activities, including restrictions on the nature of its investments and the issuance of securities. Talram has obtained no formal determination from the Securities and Exchange Commission as to the status of Talram under the Investment Company Act of 1940.

         Talram presently has no employees.

         Talram has not yet begun to look for a merger candidate.

         Talram intends to structure any future merger in such a manner as to minimize federal and state tax consequences to Talram and any target company.


ITEM 2.  PROPERTIES

         Talram is presently using the offices of Schonfeld & Weinstein, L.L.P., counsel to Talram, and one of its shareholders as its office. Schonfeld & Weinstein, L.L.P. does not charge Talram for this service. Such arrangement is expected to continue until a business combination is effected.

         Talram currently owns no equipment, and does not intend to own any prior to engaging in a business combination.


ITEM 3.  LEGAL PROCEEDINGS

         Talram is not presently a party to any litigation, nor, to the knowledge of management, is any litigation threatened against Talram which may materially affect Talram.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no shareholders meetings in the fourth quarter of this fiscal year.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no public trading market for Talram's common shares. As of December 31, 2002, there were 500,000 shares of common stock outstanding. The par value per share is $.0001. Talram has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future.

         There are a total of two holders of the Company's common shares and the Company does not have any equity compensation plans.

ITEM 6.  PLAN OF OPERATION

         Talram does not currently engage in any business activities which provide any cash flow.

         Talram may seek a business combination in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws.

         Based upon management's experience with and knowledge of blank check companies, the probable desire on the part of the owners of target businesses to assume voting control over Talram (to avoid tax consequences or to have complete authority to manage the business) will almost assure that Talram will combine with just one target business. Management also anticipates that upon consummation of a business combination, there will be a change in control in Talram which will most likely result in the resignation or removal of Talram's present officers and directors.

         Upon the consummation of a business combination, the target business will have significantly more assets than Talram; therefore, management plans to offer a controlling interest in Talram to the target business. Talram will attempt to structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of Talram, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders.

         Management anticipates that it may be able to effect only one potential business combination, due primarily to Talram's limited financing. As a result, Talram will not be able to offset potential losses from one venture against gains from another.

         The analysis of business combinations will be undertaken by the officers, directors and controlling shareholders of Talram, none of whom is a professional business analyst. In analyzing prospective business combinations, management considered such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products; name identification; and other relevant factors.

         Talram management believes that the securities to be issued in any merger will be issued in reliance on exemptions from registration under applicable federal and state securities laws and that the terms of a merger will be based upon the respective needs and desires of Talram and the merger candidate and relative negotiating strength of Talram and such other management.

ITEM 8-A.  CONTROLS AND PROCEDURES

         Talram's executive and principal financial officers have concluded that Talram's disclosure controls and procedures as of December 31, 2002 are effective.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The  officers  and  directors  of  Talram,   and  further   information
concerning them are as follows:

Name(1)                                 Age                Position
-------                                 ---                --------

Joel Schonfeld                          69                 President, Director

Andrea I. Weinstein                     39                 Secretary, Director

Noam Kenig                              27                 Director
--------------------

BIOGRAPHY

Joel Schonfeld has been President and a director of Talram Corporation since its incorporation. Since 1996, Mr. Schonfeld has been a partner in the law of Schonfeld & Weinstein, L.L.P. He is a graduate of Adelphi University and Brooklyn Law School.

Andrea I. Weinstein has been secretary and a director of Talram Corporation since its inception. Since 1996, Ms. Weinstein has been a partner in the law firm of Schonfeld & Weinstein, L.L.P. She is a graduate of the State University of New York at Albany and Columbia Law School.

Noam Kenig has been a director of Talram since its inception. Since 2001, Mr. Kenig has been a full-time student. Between 1999 and 2001, Mr. Kenig was a project manager at EZMedia in New York City. Mr. Kenig is a graduate of Sivan College in Ra'anna, Israel.

         The following persons are officers, directors and/or beneficial owners of 10% or more of Talram's common stock that have not filed on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during prior fiscal years.


------------------------------ ----------------------- ------------------------------- -------------------------
                                                       Number of transactions not
Name                           Number of late reports  filed on timely basis           Failure to file form
------------------------------ ----------------------- ------------------------------- -------------------------
Joel Schonfeld                              0                        0                            1
------------------------------ ----------------------- ------------------------------- -------------------------
Andrea I. Weinstein                         0                        0                            1
------------------------------ ----------------------- ------------------------------- -------------------------
Adagio Trading Ltd.                         0                        0                            1
------------------------------ ----------------------- ------------------------------- -------------------------
Noam Kenig                                  0                        0                            1
------------------------------ ----------------------- ------------------------------- -------------------------

         Talram has adopted a code of ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. Talram will provide any person without charge, upon request, a copy of such code of ethics and explain the manner in which such request may be made.

         Talram does not have a separately designated standing audit committee. The entire board of directors acts as its audit committee. Talram does not have an audit committee "financial expert" as define in Item 401(e) of Regulation S-B because it does not have the necessary funds required to attract such a financial expert to serve on its board.


ITEM 10.  EXECUTIVE COMPENSATION

         No officer or director of Talram has received any cash remuneration since Talram's inception, and none received or accrued any remuneration from Talram at the completion of the initial public offering. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than twenty hours per month to Talram's affairs.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Talram's Common Stock as of December 31, 2002 by (i) each person who is known by Talram to own beneficially more than 5% of Talram's outstanding Common Stock; (ii) each of Talram's officers and directors; and
(iii) all directors and officers of Talram as a group. It also includes the percent to be owned before and after Talram's initial public offering.

NAME/ADDRESS                                 SHARES OF
BENEFICIAL                                  COMMON STOCK           PERCENT OF
OWNER1                                      BENEFICIALLY OWNED     CLASS OWNED
-------------------------------------------------------------------------------
Joel Schonfeld                             0(2)                       0%
c/o Schonfeld & Weinstein, L.L.P.
80 Wall Street
New York, NY 10005

Andrea I. Weinstein                        0(2)                       0%
c/o Schonfeld & Weinstein, L.L.P.
80 Wall Street
New York, NY 10005

Adagio Trading Ltd.                        500,000                    50%
c/o Schonfeld & Weinstein, L.L.P.
80 Wall Street
New York, NY 10005

Schonfeld & Weinstein, L.L.P.              500,000(2)                 50%
80 Wall Street
Suite 815
New York, NY 10005

Noam Kenig                                 0                          0%
c/o Schonfeld & Weinstein, L.L.P.
80 Wall Street
New York, NY 10005

Total Officers
and Directors (3 Persons)                  0                          0%

Total                                      500,000                    100%
-------------

(1) Each shareholder has sole voting and investment power with respect to his/her shares.

(2) The beneficial owners of these shares are Joel Schonfeld and Andrea I. Weinstein. Joel Schonfeld is President and a director of Talram, and Andrea I. Weinstein is secretary and a director.

Joel Schonfeld, Andrea I. Weinstein and Noam Kenig may be deemed "Promoters" of Talram, as that term is defined under the Securities Act of 1933.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no relationships or transactions required to be disclosed under this Item.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         Talram filed a Form 8-K on March 2, 2004.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TALRAM CORPORATION

By   /s/ Joel Schonfeld
     --------------------------------
     Joel Schonfeld, President

Dated:  March 2, 2004

         In accordance with the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Joel Schonfeld
     -------------------------------------
     Joel Schonfeld, President, Director

Dated:  March 2, 2004
                                                               *  *  *
By:  /s/ Andrea I. Weinstein
     -----------------------------------------
     Andrea I. Weinstein, Secretary, Director

Dated:  March 2, 2004
                                                               *  *  *
By:  /s/ Noam Kenig
     ---------------------------
     Noam Kenig, Director

Dated:  March 2, 2004
                                                               *  *  *

         Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

         No annual report or proxy material has been sent to security holders.