Form 10QSB
period 2003-03-31
TALRAM CORP
filed 2004-03-05
CIK 1167240

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003
                               --------------


Commission File Number 000-49630
                       ---------

                               TALRAM CORPORATION
                               ------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                13-4168913
      ------------------------            ---------------------------
      (State of Incorporation)            (IRS Identification Number)

                    80 Wall Street, New York, New York 10005
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 344-1600
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes ____   No X
              -


         As of March 31, 2003 there were 500,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

         Traditional Small Business Disclosure Format:  Yes ____   No X
                                                                      -

                               TALRAM CORPORATION
                                   FORM 10-QSB
                                 March 31, 2003


                                      INDEX

                                                                         PAGE

PART 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet -
         December 31, 2002 and March 31, 2003

         Statements of Operations
         Three Months Ended March 31, 2003 and 2002

         Statements of Cash Flows
         Three Months Ended March 31, 2003 and 2002

Item 2 - PLAN OF OPERATION

PART II- OTHER INFORMATION

                               TALRAM CORPORATION
                                   FORM 10-QSB
                                 MARCH 31, 2003

Item 1 - Financial Statements (Unaudited)


                               TALRAM CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                                             March 31, 2003   December 31, 2002
                                                                                (Unaudited)
Cash                                                                                  $ 140             $ 1,282
                                                                      ---------------------- -------------------

     TOTAL ASSETS                                                                     $ 140             $ 1,282
                                                                      ====================== ===================


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued Expenses                                                                    $ 1,100             $ 1,100
                                                                      ---------------------- -------------------

     TOTAL LIABILITIES                                                                1,100               1,100

Stockholders' Equity:
  Preferred stock, par value $0.0001, 1,000,000 shares
     authorized, none issued                                                             --                  --
  Common stock, par value $0.0001, 20,000,000 shares
     authorized; 500,000 shares issued and outstanding                                   50                  50
  Additional paid-in capital                                                          6,550               6,550
  Deficit accumulated during the development stage                                  (7,560)             (6,418)
                                                                      ---------------------- -------------------

Total Stockholders' Equity                                                            (960)                 182
                                                                      ---------------------- -------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 140             $ 1,282
                                                                      ====================== ===================

See notes to the financial statements

                               TALRAM CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                     For the Period
                                                                                                        May 1, 2001
                                                        For the three          For the three               (Date of
                                                         months ended           months ended      Incorporation) to
                                                            March 31,              March 31,              March 31,
                                                                 2003                   2002                   2003

Revenues:                                                        $ --                   $ --                   $ --
                                         ----------------------------- ---------------------- ----------------------

     TOTAL REVENUES                                                --                     --                     --

Expenses:
General and administrative                                      1,143                  1,449                  7,690
                                         ----------------------------- ---------------------- ----------------------


     Total Expenses                                             1,143                  1,449                  7,690
                                         ----------------------------- ---------------------- ----------------------

Loss From Operations                                          (1,143)                (1,449)                (7,690)

Other Income
     Interest Income                                                1                      6                     40
                                         ----------------------------- ---------------------- ----------------------

      Net Loss                                              $ (1,142)              $ (1,443)              $ (7,650)
                                         ============================= ====================== ======================

Per Share Amounts:

     Net loss per common share
outstanding, basic and diluted                                $ (0.00)               $ (0.00)

                                         ============================= ======================

Weighted Average Shares Outstanding                           500,000                500,000
                                         ============================= ======================


See notes to the financial statements

                               TALRAM CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                                    From
                                                                                                             May 1, 2001
                                                                           For the             For the          (date of
                                                                      three months        three months    incorporation)
                                                                             ended               ended                to
                                                                         March 31,           March 31,         March 31,
                                                                              2003                2002              2003


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $ (1,142)           $ (1,443)         $ (7,560)
  Item not affecting cash flow from operations:
    Accrued Expenses                                                            --               (250)             1,100
                                                                  ----------------- ------------------- -----------------

      NET CASH USED BY OPERATING ACTIVITIES                                (1,142)             (1,693)           (6,460)

CASH FLOWS FROM INVESTING ACTIVITY:                                             --                  --                --

CASH FLOWS FROM FINANCING ACTIVITY:
  Sales of Common Stock                                                         --                  --             5,000
  Additional Capital Contributions                                              --                  --             1,600
                                                                  ----------------- ------------------- -----------------

CASH PROVIDED BY FINANCING ACTIVITIES                                           --                  --             6,600
                                                                  ----------------- ------------------- -----------------

      NET CHANGE IN CASH BALANCES                                          (1,142)             (1,693)               140

      CASH BALANCE, beginning of the period                                  1,282               3,368                --
                                                                  ----------------- ------------------- -----------------

      CASH BALANCE, end of the period                                        $ 140             $ 1,675             $ 140
                                                                  ================= =================== =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                      $ --                $ --              $ --
                                                                  ================= =================== =================

  Cash paid for income taxes                                                  $ --                $ --              $ --
                                                                  ================= =================== =================

See notes to the financial statements

                               TALRAM CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

    (Amounts and disclosures at and for the three months ended March 31, 2003 and March 31, 2002 are unaudited)

NOTE 1 - NATURE OF BUSINESS

         Talram Corporation ("Talram" or the "Company") was incorporated in the State of Delaware on May 1, 2001.

         The Company is a shell corporation, whose principal business is to locate and consummate a merger with an ongoing business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

         For financial instruments including cash and accrued expenses, it was assumed that carrying amounts approximated fair market value because of the short maturities of such.

Fiscal Year End

         The Company intends to have a fiscal year ending December 31.

NOTE 3 - INCOME TAXES

         There is no provision for income taxes for the period ended December 31, 2002 and December 31, 2001 as the Company had a net loss for those periods.

NOTE 4 - STOCKHOLDERS' EQUITY

         The Company, organized under the laws of the State of Delaware, has authorized 1,000,000 shares of preferred stock at $.0001 par value and 20,000,000 shares of common stock at $.0001 par value. During June, 2001, the Company raised $5,000 through the sale of 500,000 shares of its common stock. During December, 2002, an additional $1,600 was contributed to the Company.

Item 2. Plan of Operation


         Talram does not currently engage in any business activities which provide any cash flow.

         Talram may seek a business combination in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, and loss of voting control.

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

        Investors should note that any merger or acquisition effected by Talram can be expected to have a significant dilutive effect on the percentage of shares held by Talram's then-shareholders, including purchasers in this offering. On the consummation of a business combination, the target business will have significantly more assets than Talram; therefore, management plans to offer a controlling interest in Talram to the target business. Talram will attempt to structure any acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of Talram would retain less than 20% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders.

          Management anticipates that it may be able to effect only one potential business combination, due primarily to Talram's limited financing. As a result, Talram will not be able to offset potential losses from one venture against gains from another.

         The analysis of business combinations will be undertaken by the officers, directors and shareholders of Talram, none of whom is a professional business analyst. In analyzing prospective business combinations, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products; name identification; and other relevant factors.

         Talram does not intend to raise any additional capital prior to consummation of a business combination.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TALRAM CORPORATION


                                      By:  /S/ Joel Schonfeld
                                          Joel Schonfeld, President


Dated: March 1, 2004                  /s/ Joel Schonfeld
                                      ------------------
                                      Joel Schonfeld, President, Director


Dated: March 1, 2004                  /S/ Andrea I.
                                      --------------
Weinstein                             Andrea I. Weinstein, Secretary, Director


Dated:  March 1, 2004                 /s/ Noam Kenig
                                      --------------
                                      Noam Kenig, Director