Form 10QSB
period 2003-06-30
TALRAM CORP
filed 2004-03-05
CIK 1167240

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003
                               -------------


Commission File Number 000-49630
                       ---------

                               TALRAM CORPORATION
                               ------------------
                 (Name of Small Business Issuer in Its Charter)

               Delaware                            13-4168913
      ------------------------             --------------------------
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


         As of June 30, 2003 there were 500,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.


          Traditional Small Business Disclosure Format:  Yes ____   No X
                                                                       -

                               TALRAM CORPORATION
                                   FORM 10-QSB
                                  June 30, 2003


                                      INDEX

                                                                        PAGE

PART 1 - FINANCIAL INFORMATION

 Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

                  Balance Sheet -
                  December 31, 2002 and June 30, 2003

                  Statements of Operations
                  Three Months Ended March 30, 2003 and 2002
         Six Months Ended March 30, 2003 and 2002

                  Statements of Cash Flows
                  Three Months Ended March 30, 2003 and 2002
         Six Months Ended March 30, 2003 and 2002

Item 2 - PLAN OF OPERATION

PART II- OTHER INFORMATION

                               TALRAM CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 2003


 Item 1 - Financial Statements (Unaudited)


                               TALRAM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS


                                                                              JUNE 30, 2003   DECEMBER 31, 2002
                                                                                (Unaudited)

Cash                                                                                 $ (50)             $ 1,282
                                                                      ---------------------- -------------------

     TOTAL ASSETS                                                                    $ (50)             $ 1,282
                                                                      ====================== ===================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued Expenses                                                                    $ 1,100             $ 1,100
                                                                      ---------------------- -------------------

     TOTAL LIABILITIES                                                                1,100               1,100

Stockholders' Equity:
  Preferred stock, par value $0.0001, 1,000,000 shares
     authorized, none issued                                                             --                  --
  Common stock, par value $0.0001, 20,000,000 shares
     authorized; 500,000 shares issued and outstanding                                   50                  50
  Additional paid-in capital                                                          6,550               6,550
  Deficit accumulated during the development stage                                  (7,650)             (6,418)
                                                                      ---------------------- -------------------

Total Stockholders' Equity                                                          (1,050)                182
                                                                      ---------------------- -------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 50             $ 1,282
                                                                      ====================== ===================

See notes to the financial statements

                               TALRAM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                    For the Period
                                                                                                                       May 1, 2001
                                        For the three       For the three       For the six        For the six            (Date of
                                         months ended        months ended      months ended       months ended   Incorporation) to
                                             June 30,            June 30,          June 30,           June 30,            June 30,
                                                 2003                2002              2003               2002                2003

Revenues:                                        $ --                $ --              $ --               $ --                $ --

                                     ----------------- ------------------- ----------------- ------------------ -------------------
     TOTAL REVENUES                                --                  --                --                 --                  --

Expenses:
General and administrative                         90               1,115             1,233              2,564               7,690
                                     ----------------- ------------------- ----------------- ------------------ -------------------


     Total Expenses                                90               1,115             1,233              2,564               7,690
                                     ----------------- ------------------- ----------------- ------------------ -------------------

Loss From Operations                             (90)             (1,115)           (1,233)            (2,564)             (7,690)

Other Income
     Interest Income                               --                   3                 1                  9                  40
                                     ----------------- ------------------- ----------------- ------------------ -------------------

      Net Loss                                 $ (90)           $ (1,112)         $ (1,232)          $ (2,555)           $ (7,650)
                                     ================= =================== ================= ================== ===================

Per Share Amounts:

     Net loss per common share
outstanding, basic and diluted                $ (0.00)            $ (0.00)          $ (0.00)           $ (0.01)
                                     ================= =================== ================= ==================

Weighted Average Shares Outstanding           500,000             500,000           500,000            500,000
                                     ================= =================== ================= ==================

See notes to the financial statements

                               TALRAM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                    FROM
                                                                                                             MAY 1, 2001
                                                                           FOR THE             FOR THE          (DATE OF
                                                                  SIX MONTHS ENDED          SIX MONTHS    INCORPORATION)
                                                                          JUNE 30,               ENDED                TO
                                                                              2003            JUNE 30,          JUNE 30,
                                                                                                  2002              2003

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $ (1,232)           $ (2,555)         $ (7,560)
  Item not affecting cash flow from operations:
    Accrued Expenses                                                            --                  50             1,100
                                                                  ----------------- ------------------- -----------------

      NET CASH USED BY OPERATING ACTIVITIES                                (1,232)             (2,505)           (6,460)

CASH FLOWS FROM INVESTING ACTIVITY:                                             --                  --                --

CASH FLOWS FROM FINANCING ACTIVITY:
  Sales of Common Stock                                                         --                  --             5,000
  Additional Capital Contributions                                              --                  --             1,600
                                                                  ----------------- ------------------- -----------------

CASH PROVIDED BY FINANCING ACTIVITIES                                           --                  --             6,600
                                                                  ----------------- ------------------- -----------------

      NET CHANGE IN CASH BALANCES                                          (1,232)             (2,505)               140

      CASH BALANCE, beginning of the period                                  1,282               3,368                --
                                                                  ----------------- ------------------- -----------------

      CASH BALANCE, end of the period                                         $ 50               $ 863              $ 50
                                                                  ================= =================== =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                      $ --                $ --              $ --
                                                                  ================= =================== =================

  Cash paid for income taxes                                                  $ --                $ --              $ --
                                                                  ================= =================== =================


See notes to the financial statements

                               TALRAM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

 (AMOUNTS AND DISCLOSURES AT AND FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE
                   30, 2003 AND JUNE 30, 2002 ARE UNAUDITED)


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


                                      TALRAM CORPORATION


                                      By:  /S/ Joel Schonfeld
                                          -------------------------
                                          Joel Schonfeld, President


Dated: March 1, 2004                  /s/ Joel Schonfeld
                                      ------------------
                                      Joel Schonfeld, President, Director


Dated: March 1, 2004                  /s/ Andrea I. Weinstein
                                      -----------------------
                                      Andrea I. Weinstein, Secretary, Director


Dated:  March 1, 2004                 /s/ Noam Kenig
                                      --------------
                                      Noam Kenig, Director