Form 10QSB
period 2003-09-30
TALRAM CORP
filed 2004-03-05
CIK 1167240

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003
                               ------------------


Commission File Number 000-49630
                       ----------

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


         As of September 30, 2003 there were 500,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

         Traditional Small Business Disclosure Format:  Yes ____   No  X
                                                                      --

                               TALRAM CORPORATION
                                   FORM 10-QSB
                               September 30, 2003


                                      INDEX




                                                                          PAGE

PART 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet -
         December 31, 2002 and September 30, 2003

         Statements of Operations
         Three Months Ended September 30, 2003 and 2002 Nine Months Ended September 30, 2003 and 2002

         Statements of Cash Flows
         Three Months Ended September 30, 2003 and 2002 Nine Months Ended September 30, 2003 and 2002

Item 2 - PLAN OF OPERATION

PART II- OTHER INFORMATION

                               TALRAM CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 2003

 Item 1 - Financial Statements (Unaudited)

                               TALRAM CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                                         September 30, 2003   December 31, 2002
                                                                                (Unaudited)

Cash                                                                                 $ (40)             $ 1,282
                                                                      ---------------------- -------------------

     TOTAL ASSETS                                                                    $ (40)             $ 1,282
                                                                      ====================== ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued Expenses                                                                    $ 1,100             $ 1,100
                                                                      ---------------------- -------------------

     TOTAL LIABILITIES                                                                1,100               1,100

Stockholders' Equity:
  Preferred stock, par value $0.0001, 1,000,000 shares
     authorized, none issued                                                             --                  --
  Common stock, par value $0.0001, 20,000,000 shares
     authorized; 500,000 shares issued and outstanding                                   50                  50
  Additional paid-in capital                                                          6,550               6,550
  Deficit accumulated during the development stage                                  (7,740)             (6,418)
                                                                      ---------------------- -------------------

Total Stockholders' Equity                                                                                  182
                                                                                    (1,140)
                                                                      ---------------------- -------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ (40)             $ 1,282
                                                                      ====================== ===================

See notes to the financial statements

                               TALRAM CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                                                                    For the Period
                                                                                                                       May 1, 2001
                                       For the three        For the three      For the nine       For the nine            (Date of
                                        months ended         months ended      months ended       months ended   Incorporation) to
                                       September 30,        September 30,     September 30,      September 30,       September 30,
                                                2003                 2002              2003               2002                2003

Revenues:                                       $ --                 $ --              $ --               $ --                $ --

                                    ----------------- -------------------- ----------------- ------------------ -------------------
     TOTAL REVENUES                               --                   --                --                 --                  --

Expenses:
General and administrative                        90                1,392             1,323              3,956               7,780
                                    ----------------- -------------------- ----------------- ------------------ -------------------


     Total Expenses                               90                1,392             1,323              3,956               7,780
                                    ----------------- -------------------- ----------------- ------------------ -------------------

Loss From Operations                            (90)              (1,392)           (1,323)            (3,956)             (7,780)

Other Income
     Interest Income                              --                    1                 1                 10                  40
                                    ----------------- -------------------- ----------------- ------------------ -------------------

      Net Loss                                $ (90)            $ (1,391)         $ (1,322)          $ (3,946)           $ (7,740)
                                    ================= ==================== ================= ================== ===================


Per Share Amounts:

     Net loss per common share
outstanding, basic and diluted               $ (0.00)             $ (0.00)          $ (0.00)           $ (0.01)
                                    ================= ==================== ================= ==================

Weighted Average Shares Outstanding          500,000              500,000           500,000            500,000
                                    ================= ==================== ================= ==================


See notes to the financial statements

                               TALRAM CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                    From
                                                                                                             May 1, 2001
                                                                           For the             For the          (date of
                                                                       nine months         nine months    incorporation)
                                                                             ended               ended                to
                                                                     September 30,  September 30, 2002     September 30,
                                                                              2003                                  2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (90)           $ (3,946)         $ (7,740)
  Item not affecting cash flow from operations:
    Accrued Expenses                                                            --                 850             1,100
                                                                  ----------------- ------------------- -----------------

      NET CASH USED BY OPERATING ACTIVITIES                                   (90)             (3,096)           (6,640)

CASH FLOWS FROM INVESTING ACTIVITY:                                             --                  --                --

CASH FLOWS FROM FINANCING ACTIVITY:
  Sales of Common Stock                                                         --                  --             5,000
  Additional Capital Contributions                                              --                  --             1,600
                                                                  ----------------- ------------------- -----------------

CASH PROVIDED BY FINANCING ACTIVITIES                                           --                  --             6,600
                                                                  ----------------- ------------------- -----------------

      NET CHANGE IN CASH BALANCES                                             (90)             (3,096)              (40)

      CASH BALANCE, beginning of the period                                     50               3,368                --
                                                                  ----------------- ------------------- -----------------

      CASH BALANCE, end of the period                                       $ (40)               $ 272            $ (40)
                                                                  ================= =================== =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                      $ --                $ --              $ --
                                                                  ================= =================== =================

  Cash paid for income taxes                                                  $ --                $ --              $ --
                                                                  ================= =================== =================

See notes to the financial statements

                               TALRAM CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at and for the three months and nine months ended September 30, 2003 and September 30, 2002 are unaudited)


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

         In the three months ended September 30, 2003, there was a change of control in Talram. LR Investment Holding Ltd. purchased 470,000 shares of Talram common stock from current shareholders.

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