Form 10KSB
period 2003-12-31
TALRAM CORP
filed 2004-03-05
CIK 1167240

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2003.
                          -----------------

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

                               TALRAM CORPORATION
                                     10-KSB
                                December 31, 2003

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


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no public trading market for Talram's common shares. As of December 31, 2003, there were 500,000 shares of common stock outstanding. The par value per share is $.0001. Talram has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future.

         There are a total of three holders of the Company's common shares and the Company does not have any equity compensation plans.

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


ITEM 8-A.  CONTROLS AND PROCEDURES

         Talram's executive and principal financial officers have concluded that Talram's disclosure controls and procedures as of December 31, 2003 are effective.


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


------------------------------ ----------------------- ------------------------------- -------------------------
                                                       Number of transactions not
Name                           Number of late reports  filed on timely basis           Failure to file form
------------------------------ ----------------------- ------------------------------- -------------------------
Joel Schonfeld                              0                        1                            2
------------------------------ ----------------------- ------------------------------- -------------------------
Andrea I. Weinstein                         0                        1                            2
------------------------------ ----------------------- ------------------------------- -------------------------
Adagio Trading Ltd.                         0                        1                            2
------------------------------ ----------------------- ------------------------------- -------------------------
Noam Kenig                                  0                        0                            2
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

         Talram does not have a separately designated standing audit committee. The entire board of directors acts as its audit committee. Talram does not have an audit committee "financial expert" as defined in Item 401(e) of Regulation S-B because it does not have the necessary funds required to attract such a financial expert to serve on its board.


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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Talram's Common Stock as of December 31, 2003 by (i) each person who is known by Talram to own beneficially more than 5% of Talram's outstanding Common Stock; (ii) each of Talram's officers and directors; and
(iii) all directors and officers of Talram as a group. It also includes the percent to be owned before and after Talram's initial public offering.


NAME/ADDRESS                                 SHARES OF
BENEFICIAL                                  COMMON STOCK            PERCENT OF
OWNER1                                      BENEFICIALLY OWNED      CLASS OWNED
-------------------------------------------------------------------------------
Joel Schonfeld                             0(2)                         0%
c/o Schonfeld & Weinstein, L.L.P.
80 Wall Street
New York, NY 10005

Andrea I. Weinstein                        0(2)                         0%
c/o Schonfeld & Weinstein, L.L.P.
80 Wall Street
New York, NY 10005

Adagio Trading Ltd.                        15,000                       3%
c/o Schonfeld & Weinstein, L.L.P.
80 Wall Street
New York, NY 10005

Schonfeld & Weinstein, L.L.P.              15,000(2)                    3%
80 Wall Street
Suite 815
New York, NY 10005

Noam Kenig                                 0                            0%
c/o Schonfeld & Weinstein, L.L.P.
80 Wall Street
New York, NY 10005

LR Investment Holdings, Ltd.               470,000                     94%
c/o Harney Westwood & Riegels
Craigmuir Chambers
P.O. Box 71
Road Town, Tortola
British Virgin Islands

Total Officers
and Directors (3 Persons)                  0                             0%

Total                                      500,000                     100%
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


By:  /s/ Joel Schonfeld
    ----------------------------------------
     Joel Schonfeld, President, Director

Dated:  March 2, 2004
                                                               *  *  *
By:  /s/ Andrea I. Weinstein
    ------------------------------------------
     Andrea I. Weinstein, Secretary, Director

Dated:  March 2, 2004
                                                               *  *  *
By:  /s/ Noam Kenig
     ---------------------
     Noam Kenig, Director

Dated:  March 2, 2004
                                                               *  *  *

         Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

         No annual report or proxy material has been sent to security holders.