Form 10KSB/A
period 2002-12-31
TALRAM CORP
filed 2004-03-19
CIK 1167240

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A


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

                               TALRAM CORPORATION
                                     10-KSB/A
                                December 31, 2002

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         Talram filed a Form 8-K on March 2, 2004.

                               TALRAM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Auditor                                                F-2

Financial Statements:

   Balance Sheets                                                            F-3

   Statements of Operations                                                  F-4

   Statements of Changes in Stockholders' Equity                             F-5

   Statements of Cash Flows                                                  F-6

   Notes to Financial Statements                                             F-7

                          REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of Talram Corporation

I have audited the accompanying balance sheets of Talram Corporation (the Company), a development stage company, as of December 31, 2002 and December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2002, for the period May 1, 2001 (date of inception) to December 31, 2001, and for the period May 1, 2001 (date of inception) to December 31, 2002. These financial statements are the responsibility of Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talram Corporation, a development stage company, as of December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2002, for the period May 1, 2001 (date of inception) to December 31, 2001, and for the period May 1, 2001 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States.


                                                  /s/ Michael T. Studer CPA P.C.
                                                  ------------------------------

Freeport, New York
March 17, 2004

                               TALRAM CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                                                  DECEMBER 31,
                                                             ---------------------
                                                               2002          2001
                                                             -------       -------
ASSETS

Current assets:
   Cash                                                      $ 1,282       $ 3,368
                                                             -------       -------

      Total current assets                                     1,282         3,368

Other assets                                                      --            --
                                                             -------       -------

Total assets                                                 $ 1,282       $ 3,368
                                                             =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                     $ 1,100       $   750
                                                             -------       -------

      Total current liabilities                                1,100           750

Other liabilities                                                 --            --
                                                             -------       -------

   Total liabilities                                           1,100           750
                                                             -------       -------

Stockholders' equity:
   Preferred stock, $.0001 par value;
      1,000,000 shares authorized, none issued                    --            --
   Common stock, $.0001 par value; 20,000,000 shares
      authorized, 500,000 shares issued and outstanding           50            50
   Additional paid-in capital                                  6,550         4,950
   Deficit accumulated during the development stage           (6,418)       (2,382)
                                                             -------       -------

      Total stockholders' equity                                 182         2,618
                                                             -------       -------

Total liabilities and stockholders' equity                   $ 1,282       $ 3,368
                                                             =======       =======

See notes to financial statements.

                               TALRAM CORPORATION
                          (A Development Stage Company)
                            Statements of Operations

                                                               PERIOD     CUMULATIVE DURING
                                             YEAR ENDED      MAY 1, 2001  CUMULATIVE DURING
                                            DECEMBER 31,   TO DECEMBER 31, (MAY 1, 2001 TO
                                                2002            2001      DECEMBER 31, 2002)
                                              ---------       ---------   ------------------
Revenues                                      $      --       $      --       $      --
                                              ---------       ---------       ---------

Expenses:
   General and administrative                     4,047           2,410           6,457
                                              ---------       ---------       ---------

      Total expenses                              4,047           2,410           6,457
                                              ---------       ---------       ---------

Loss from operations                             (4,047)         (2,410)         (6,457)

Interest income                                      11              28              39
                                              ---------       ---------       ---------

Net loss                                      $  (4,036)      $  (2,382)      $  (6,418)
                                              =========       =========       =========

Net loss per share, basic and diluted         $   (0.01)      $   (0.01)      $   (0.01)
                                              =========       =========       =========

Weighted average number of common
   shares outstanding, basic and diluted        500,000         375,000         450,000
                                              =========       =========       =========


See notes to financial statements.

                               TALRAM CORPORATION
                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity

                                                                                     DEFICIT
                                                                                   ACCUMULATED
                                               COMMON STOCK           ADDITIONAL    DURING THE    TOTAL
                                             --------------------      PAID-IN     DEVELOPMENT STOCKHOLDERS'
                                             SHARES        AMOUNT      CAPITAL       STAGE        EQUITY
                                             -------      -------      -------      -------       -------
Sale of common stock to two
   corporations owned by the three
    directors of the Company at a
   price of $.01 per share in June 2001      500,000      $    50      $ 4,950      $    --       $ 5,000

Net loss                                          --           --           --       (2,382)       (2,382)
                                             -------      -------      -------      -------       -------

Balances, December 31, 2001                  500,000           50        4,950       (2,382)        2,618

Contribution of capital by
   corporation owned by one of the
   Company's directors
   in December 2002                               --           --        1,600           --         1,600

Net loss                                          --           --           --       (4,036)       (4,036)
                                             -------      -------      -------      -------       -------

Balances, December 31, 2002                  500,000      $    50      $ 6,550      $(6,418)      $   182
                                             =======      =======      =======      =======       =======


See notes to financial statements.

                               TALRAM CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                       PERIOD           CUMULATIVE DURING
                                                       YEAR ENDED    MAY 1, 2001      THE DEVELOPMENT STAGE
                                                      DECEMBER 31,  TO DECEMBER 31,      (MAY 1, 2001 TO
                                                          2002          2001            DECEMBER 31, 2002)
                                                        -------        -------          ------------------
Cash flows from operating activities:
   Net loss                                             $(4,036)       $(2,382)             $(6,418)
   Changes in assets and liabilities:
      Accounts payable and accrued expenses                 350            750                1,100
                                                        -------        -------              -------

         Net cash used for operating activities          (3,686)        (1,632)              (5,318)
                                                        -------        -------              -------

Cash flows from investing activities                         --             --                   --
                                                        -------        -------              -------

Cash flows from financing activities:
   Sales of common stock                                     --          5,000                5,000
   Additional capital contributions                       1,600             --                1,600
                                                        -------        -------              -------

   Net cash provided by  financing activities             1,600          5,000                6,600
                                                        -------        -------              -------

Net increase (decrease) in cash                          (2,086)         3,368                1,282

Cash, beginning of period                                 3,368             --                   --
                                                        -------        -------              -------

Cash, end of period                                     $ 1,282        $ 3,368              $ 1,282
                                                        =======        =======              =======

Supplemental disclosures of cash flow information:
   Interest paid                                        $    --        $    --              $    --
                                                        -------        -------              -------

   Income taxes paid                                    $    --        $    --              $    --
                                                        -------        -------              -------


See notes to financial statements.

                               TALRAM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEAR ENDED DECEMBER 31, 2002, FOR THE PERIOD
                      MAY 1, 2001 TO DECEMBER 31, 2001, AND
                 FOR THE PERIOD MAY 1, 2001 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2002


NOTE 1 - ORGANIZATION

Talram Corporation ("Talram" or the "Company") was incorporated in the State of Delaware on May 1, 2001. The Company is a shell corporation, whose principal business is to locate and consummate a merger with an ongoing business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The Company has been presented as a "development stage enterprise" in accordance with Statement of Financial Accounting Standards ("SFAS") No.7, "Accounting and Reporting by Development Stage Enterprises". Since inception, the Company's activities have been limited to organizational efforts, obtaining initial financing, and efforts intended to identify possible business combinations.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments - The Company's financial instruments consist of cash and accounts payable and accrued expenses, which approximate fair value because of their short maturity.

Income taxes - The Company follows SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net loss per common share - Basic and diluted net loss per common share has been calculated based upon the weighted average number of common shares outstanding.

                               TALRAM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEAR ENDED DECEMBER 31, 2002, FOR THE PERIOD
                      MAY 1, 2001 TO DECEMBER 31, 2001, AND
                 FOR THE PERIOD MAY 1, 2001 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2002


NOTE 3 - STOCKHOLDERS' EQUITY

In June 2001, the Company sold 500,000 shares of its common stock at a price of $.01 per share, or $5,000 total. 250,000 shares were sold to a corporation owned by one of the Company's directors; the other 250,000 shares were sold to a professional corporation owned by the other two Company directors. In September 2003, a third party corporation purchased 470,000 of these 500,000 issued and outstanding shares from the two shareholders.

In December 2002, the Company received a $1,600 capital contribution from the corporation owned by one of the Company's directors.

NOTE 4 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

At December 31, 2002, deferred tax assets consist of:

   Net operating loss carryforwards                  $  2,182
   Less valuation allowance                            (2,182)
                                                     --------

   Net                                               $     --
                                                     ========


Based on management `s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,182 attributable to the future utilization of $6,418 of net operating loss carryforwards as of December 31, 2002 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2002. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $2,382 in 2021 and $4,036 in 2022.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has been using the offices of a professional corporation, which is owned by the two Company officers and is counsel to the Company, as its office. The professional corporation does not charge the Company for this service; management expects this arrangement to continue until a business combination is effected.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TALRAM CORPORATION

By   /s/ Joel Schonfeld
     --------------------------------
     Joel Schonfeld, President

Dated:  March 18, 2004

         In accordance with the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Joel Schonfeld
     -------------------------------------
     Joel Schonfeld, President, Director

Dated:  March 18, 2004
                                                               *  *  *
By:  /s/ Andrea I. Weinstein
     -----------------------------------------
     Andrea I. Weinstein, Secretary, Director

Dated:  March 18, 2004
                                                               *  *  *
By:  /s/ Noam Kenig
     ---------------------------
     Noam Kenig, Director

Dated:  March 18, 2004

                                                               *  *  *

         Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

         No annual report or proxy material has been sent to security holders.