Form 10KSB/A
period 2003-12-31
TALRAM CORP
filed 2004-03-19
CIK 1167240

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes___  No  X
           ---

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

                               TALRAM CORPORATION
                                     10-KSB/A
                                December 31, 2003

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         Talram filed a Form 8-K on March 2, 2004.

                               TALRAM CORPORATION
                          (A Development Stage Company)
                          Index to Financial Statements



                                                                      Page
                                                                      ----

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

   Statements of Cash Flows                                            F-6

   Notes to Financial Statements                                       F-7

                          REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of Talram Corporation

I have audited the accompanying balance sheets of Talram Corporation (the Company), a development stage company, as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended and for the period May 1, 2001 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talram Corporation, a development stage company, as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and for the period May 1, 2001 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.


                                                /s/ Michael T. Studer CPA P.C.
                                                ------------------------------


Freeport, New York
March 17, 2004

                               TALRAM CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                                                                     December 31,
                                                                             -----------------------------
                                                                                2003              2002
                                                                             ------------      -----------
Assets

Current assets:
   Cash                                                                      $         -       $    1,282
                                                                             ------------      -----------

      Total current assets                                                             -            1,282

Other assets                                                                           -                -
                                                                             ------------      -----------

Total assets                                                                 $         -       $    1,282
                                                                             ============      ===========

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
   Accounts payable and accrued expenses                                     $     1,100       $    1,100
                                                                             ------------      -----------

      Total current liabilities                                                    1,100            1,100

Other liabilities                                                                      -                -
                                                                             ------------      -----------

   Total liabilities                                                               1,100            1,100
                                                                             ------------      -----------

Stockholders' equity (deficiency):
   Preferred stock, $.0001 par value;
      1,000,000 shares authorized, none issued                                         -                -
   Common stock, $.0001 par value; 20,000,000 shares
      authorized, 500,000 shares issued and outstanding                               50               50
   Additional paid-in capital                                                      6,650            6,550
   Deficit accumulated during the development stage                               (7,800)          (6,418)
                                                                             ------------      -----------

      Total stockholders' equity (deficiency)                                     (1,100)             182
                                                                             ------------      -----------

Total liabilities and stockholders' equity (deficiency)                      $         -       $    1,282
                                                                             ============      ===========



See notes to financial statements.

              TALRAM CORPORATION
         (A Development Stage Company)
           Statements of Operations


                                                                                               Cumulative During
                                                                                            the Development Stage
                                                            Year Ended December 31,            (May 1, 2001 to
                                                   -----------------------------------
                                                       2003                 2002               December 31, 2003)
                                                   --------------      ---------------         -----------------
Revenues                                           $           -       $            -           $              -
                                                   --------------      ---------------          ----------------

Expenses:
   General and administrative                              1,383                4,047                     7,840
                                                   --------------      ---------------          ----------------

      Total expenses                                       1,383                4,047                     7,840
                                                   --------------      ---------------          ----------------

Loss from operations                                      (1,383)              (4,047)                   (7,840)

Interest income                                                1                   11                        40
                                                   --------------      ---------------          ----------------

Net loss                                           $      (1,382)      $       (4,036)          $        (7,800)
                                                   ==============      ===============          ================

Net loss per share, basic and diluted              $       (0.00)      $        (0.01)          $         (0.02)
                                                   ==============      ===============          ================

Weighted average number of common
   shares outstanding, basic and diluted                 500,000              500,000                   468,750
                                                   ==============      ===============          ================


See notes to financial statements.

                               TALRAM CORPORATION
                          (A Development Stage Company)
           Statements of Changes in Stockholders' Equity (Deficiency)

                                                                                      Deficit
                                                                                     Accumulated           Total
                                                                     Additional      During the        Stockholders'
                                               Common Stock           Paid-In        Development          Equity
                                         -------------------------
                                           Shares        Amount       Capital           Stage          (Deficiency)
                                         ------------   ----------   -----------   ---------------    ----------------
Sale of common stock to two
   corporations owned by the three
    directors of the Company at a
   price of $.01 per share in June 2001      500,000    $      50    $    4,950    $            -     $         5,000

Net loss                                           -            -             -            (2,382)             (2,382)
                                         ------------   ----------   -----------   ---------------    ----------------

Balances, December 31, 2001                  500,000           50         4,950            (2,382)              2,618

Contribution of capital by
   corporation owned by one of the
   Company's directors
   in December 2002                                -            -         1,600                 -               1,600

Net loss                                           -            -             -            (4,036)             (4,036)
                                         ------------   ----------   -----------   ---------------    ----------------

Balances, December 31, 2002                  500,000           50         6,550            (6,418)                182

Contribution of capital by
   corporation owned by two of the
   Company's directors
   in November 2003                                -            -           100                 -                 100

Net loss                                           -            -             -            (1,382)             (1,382)
                                         ------------   ----------   -----------   ---------------    ----------------

Balances, December 31, 2003                  500,000    $      50    $    6,650    $       (7,800)    $        (1,100)
                                         ============   ==========   ===========   ===============    ================

See notes to financial statements.

                               TALRAM CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                     Cumulative During
                                                                                                   the Development Stage
                                                        Year Ended December 31,                       (May 1, 2001 to
                                                   -----------------------------------
                                                        2003                2002                     December 31, 2003)
                                                   ---------------      --------------               ---------------
Cash flows from operating activities:
   Net loss                                      $         (1,382)   $         (4,036)               $        (7,800)
   Changes in assets and liabilities:
      Accounts payable and accrued expenses                             -         350                          1,100
                                                   ---------------      --------------               ---------------

         Net cash used for operating activities            (1,382)             (3,686)                       (6,700)
                                                   ---------------      --------------               ---------------

Cash flows from investing activities                            -                   -                             -
                                                   ---------------      --------------               ---------------

Cash flows from financing activities:
   Sales of common stock                                        -                   -                         5,000
   Additional capital contributions                           100               1,600                         1,700
                                                   ---------------      --------------               ---------------

   Net cash provided by  financing activities                 100               1,600                         6,700
                                                   ---------------      --------------               ---------------

Net decrease in cash                                       (1,282)             (2,086)                            -

Cash, beginning of period                                   1,282               3,368                             -
                                                   ---------------      --------------               ---------------

Cash, end of period                                $            -       $       1,282                $            -
                                                   ===============      ==============               ===============

Supplemental disclosures of cash flow information:
   Interest paid                                   $            -       $           -                $             -
                                                   ---------------      --------------               ---------------

   Income taxes paid                               $            -       $           -                $             -
                                                   ---------------      --------------               ---------------


See notes to financial statements.

                               TALRAM CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                    For the Years Ended December 31, 2003 and
                      December 31, 2002 and For the Period
              May 1, 2001 (Date of Inception) to December 31, 2003


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

                               TALRAM CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                    For the Years Ended December 31, 2003 and
                      December 31, 2002 and For the Period
              May 1, 2001 (Date of Inception) to December 31, 2003

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

In November 2003, the Company received a $100 capital contribution from the professional corporation owned by two of the Company's directors.

NOTE 4 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

At December 31, 2003, deferred tax assets consist of:

   Net operating loss carryforwards                           $        2,652
   Less valuation allowance                                           (2,652)
                                                              --------------
   Net                                                        $            -
                                                              ==============

Based on management `s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,652 attributable to the future utilization of $7,800 of net operating loss carryforwards as of December 31, 2003 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2003. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $2,382 in 2021, $4,036 in 2022, and $1,382 in 2023.

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