Form 10QSB
period 2004-03-31
CHINA AUTOPARTS, INC.
filed 2004-05-24
CIK 1167240

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 000-49630

                              CHINA AUTOPARTS, INC.
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                          13-4168913
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification  No.)
incorporation or organization)

                276 Fifth Ave., Suite 703, New York, NY 10001
                   (Address of principal executive offices)

                                212-684-3760
                         (Issuer's telephone number)

        Talram Corporation, 80 Wall Street, Suite 815 New York, NY 10005 (Former name, address and fiscal year, if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes {X} No { }

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 19, 2004 there were 9,090,910 shares outstanding.

Transitional Small Business Format: Yes { } No {X}

Item 1.   Financial Statements.
-------   ---------------------

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

                                     ASSETS
                                                          March 31,        December 31,
                                                            2004              2003
                                                        ------------      ------------
                                                        (Unaudited)         (Audited)
                                                        ------------      ------------
CURRENT ASSETS:
   Cash                                                 $  4,048,068      $    488,001
   Cash - restricted                                       2,057,000         2,057,000
   Accounts receivable, trade, net of
   allowance for doubtful
      accounts of $20,430 as of March 31, 2004
      and December 31, 2003
      respectively                                         5,810,366         6,789,525
   Accounts receivable, trade special                        143,966           943,800
   Other receivables, net of allowance for
   doubtful accounts of $278,300
      as of March 31, 2004 and December 31,
      2003, respectively                                      34,310           407,470
   Other receivables - related party                       3,738,888         5,462,785
   Prepaid expense                                         1,832,832         1,030,156
   Inventories                                             1,359,898         2,136,674
                                                        ------------      ------------

      Total current assets                                19,025,328        19,315,411
                                                        ------------      ------------

PLANT AND EQUIPMENT, net                                   2,612,711         2,554,007
                                                        ------------      ------------

OTHER ASSETS:

   Intangible asset, net                                     158,506           162,790
   Employee advances                                         323,218           333,247
                                                        ------------      ------------
      Total other assets                                     481,724           496,037
                                                        ------------      ------------
        Total assets                                    $ 22,119,763      $ 22,365,455
                                                        ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                     $  1,038,424      $  1,854,084
   Accounts payable - related party                               --            15,675
   Advances from customers                                    69,574            54,934
   Wages and benefits payable                                287,316           689,225
   Income and other taxes payable                            444,498           527,011
   Accrued liabilities                                       626,569           379,689
   Other payables                                          1,465,432         1,333,471
   Other payables - related party                                 --           242,000
   Notes payable - bank                                    5,445,000         5,445,000
   Short-term loans payable - bank                         4,840,000         4,840,000
                                                        ------------      ------------
      Total current liabilities
                                                          14,216,813        15,381,089
                                                        ------------      ------------

CONTINGENCIES                                                     --                --
                                                        ------------      ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.0001 par value,
   1,000,000 shares authorized, none
   issued, Common stock, $.0001 par value,
   20,000,000 shares authorized,
      500,000 shares issued and outstanding                      100               100
   Paid-in-capital                                           321,057           312,971
   Statutory reserve                                       1,561,222         1,561,222
   Retained earnings                                       6,023,616         5,101,798
   Accumulated other comprehensive income                     (3,045)            8,275
                                                        ------------      ------------
      Total shareholders' equity
                                                           7,902,950         6,984,366
                                                        ------------      ------------
        Total liabilities and shareholders'
        equity                                          $ 22,119,763      $ 22,365,455
                                                        ============      ============

The accompanying notes are an integral part of these financial statements.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                              2004            2003
                                          ------------     -----------
                                           (Unaudited)     (Unaudited)
                                          ------------     -----------
GROSS REVENUES                            $ 4,041,231      $ 4,563,767

COST OF SALES                               2,637,576        2,478,151
                                          -----------      -----------

GROSS PROFIT                                1,403,655        2,085,616

OTHER OPERATING INCOME                         94,756           85,825
SELLING, GENERAL AND  ADMINISTRATIVE
EXPENSES                                      499,318          452,752
                                          -----------      -----------

INCOME  FROM OPERATIONS                       999,093        1,718,689

OTHER EXPENSE, net of other income              2,533           70,011
                                          -----------      -----------

INCOME BEFORE INCOME TAXES                    996,560        1,648,678

PROVISION FOR INCOME TAXES                     74,742          123,088
                                          -----------      -----------

NET INCOME                                    921,818        1,525,590

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation
adjustment                                    (11,320)         (12,864)
                                          -----------      -----------

COMPREHENSIVE INCOME                      $   910,498      $ 1,512,726
                                          ===========      ===========

EARNINGS PER SHARE, BASIC AND DILUTED     $      1.82      $      3.03
                                          ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES             500,000          500,000
                                          ===========      ===========

The accompanying notes are an integral part of these financial statements.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                                                    Accumulated
                                                                                                        other
                               Number          Common      Paid in      Statutory      Retained    comprehensive
                              of shares        stock        capital     reserves       earnings     income (loss)     Totals
                             ------------  ------------  ------------  ------------  ------------   ------------   ------------
                             (Unaudited)    (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)     (Unaudited)
                             ------------  ------------  ------------  ------------  ------------   ------------   ------------
BALANCE, January 1, 2003          500,000  $        100  $    280,624  $  1,174,549  $  5,253,143   $      8,213   $  6,716,629
  Net income                                                                            1,525,590                     1,525,590
  Land use right                                                8,086                                                     8,086
  Foreign currency
    translation adjustments                                                                              (12,864)       (12,864)
                             ------------  ------------  ------------  ------------  ------------   ------------   ------------

BALANCE, March 31, 2003           500,000           100       288,710     1,174,549     6,778,733         (4,651)     8,237,441
  Net income                                                                            2,347,828                     2,347,828
  Land use right                                               24,261                                                    24,261
  Adjustment to statutory
    reserve                                                                 386,673      (386,673)
  Dividend distributions                                                                              (3,638,090)    (3,638,090)
  Foreign currency
    translation adjustments                                                                               12,926         12,926
                             ------------  ------------  ------------  ------------  ------------   ------------   ------------

BALANCE, December 31, 2003
                                  500,000           100       312,971     1,561,222     5,101,798          8,275      6,984,366
  Net income                                                                              921,818                       921,818
  Land use right                                                8,086                                                     8,086
  Foreign currency
    translation adjustments                                                                              (11,320)       (11,320)
                             ------------  ------------  ------------  ------------  ------------   ------------   ------------

BALANCE, March 31, 2004           500,000  $        100  $    321,057  $  1,561,222  $  6,023,616   $     (3,045)  $  7,902,950
                             ============  ============  ============  ============  ============   ============   ============

The accompanying notes are an integral part of these financial statements.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                         2004             2003
                                                     -----------      -----------
                                                     (Unaudited)     (Unaudited)
                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $   921,818      $ 1,525,590
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Foreign currency translation adjustments          (11,320)         (12,864)
       Depreciation                                       53,935           36,446
       Amortization                                        4,284               --
       Land use right                                      8,086            8,086
     (Increase) decrease in assets:
       Accounts receivable - trade                       979,159        1,424,960
       Accounts receivable - trade special               799,834       (1,109,570)
       Other receivables                                 373,160         (436,123)
       Other receivables - related party               1,723,897       (3,161,862)
       Prepaid expenses                                 (802,676)        (455,852)
       Inventories                                       776,776          554,906
       Employee advances                                  10,029         (252,545)
     Increase (decrease) in liabilities:
       Accounts payable                                 (815,660)        (452,598)
       Accounts payable - related party                  (15,675)              --
       Advances from customers                            14,640          273,482
       Wages and benefits payable                       (401,909)        (519,612)
       Income and other taxes payable                    (82,513)         201,146
       Accrued liabilities                               246,880          174,914
       Income and other payables                         131,961       (1,346,409)
       Other payables - related party                   (242,000)            (950)
                                                     -----------      -----------
         Net cash provided by (used in)
         operating activities                          3,672,706       (3,548,855)
                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of intangible asset - land use right              --           (8,960)
   Purchase of plant and equipment                      (112,639)         (42,109)
                                                     -----------      -----------
         Net cash used in investing activities          (112,639)         (51,069)
                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings net of payments on short term
   notes payable                                              --        4,840,000
   Decrease in bank overdraft                                 --          (19,617)
                                                     -----------      -----------
         Net cash provided by financing
         activities                                           --        4,820,383
                                                     -----------      -----------

INCREASE IN CASH                                       3,560,067        1,220,459


CASH, beginning of period                                488,001               --
                                                     -----------      -----------


CASH, end of period                                  $ 4,048,068      $ 1,220,459
                                                     ===========      ===========

The accompanying notes are an integral part of these financial statements.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

On May 13, 2004, China Autoparts, Inc. (formerly known as Talram Corporation) (referred to as CHINA AUTOPARTS or the Company), a Delaware corporation, completed a "reverse acquisition" transaction in which it acquired all the outstanding stock of Rhohan Holdings Limited (referred to as RHOHAN) a British Virgin Islands (BVI) corporation, in consideration for the issuance of a majority of CHINA AUTOPARTS's shares.

The reverse acquisition was completed pursuant to a Capital Stock Exchange Agreement, dated April 22, 2004. Concurrently with the closing of the reverse acquisition, Talram's shareholders changed the company's name to China Autoparts, Inc., its directors appointed designees of Double Unity Investments Limited (100% shareholder of RHOHAN) as directors and then resigned as directors. A more detailed description of this transaction is set forth in the Company's Current Report on Form 8-K dated May 13, 2004. These financial statements should be read in conjunction with the Company's Current Report on Form 8-K dated May 13, 2004.

China Autoparts, Inc. was incorporated in the State of Delaware on May 1, 2001. Until the reorganization, CHINA AUTOPARTS had only nominal assets and liabilities and was a development stage company attempting to locate and consummate a merger with an ongoing business. As a result of the reorganization, CHINA AUTOPARTS will continue the business operations of RHOHAN.

Rhohan Holdings Limited was incorporated on September 9, 1999 in the territory of the British Virgin Islands. The Company, through its wholly owned subsidiary Chengdu Tonglin Casting Industrial Co., Ltd. (TONGLIN), principally engages in the development, production, sales and related technical service provision of various types of engine blocks and other casting products in the People's Republic of China (PRC).

TONGLIN was established in Dayi County of Chengdu by Chengdu Rongxin Enterprises Co., Ltd. (Rongxin) and Rhohan Holdings Limited (RHOHAN) as a Sino-foreign equity joint venture on January 21, 2000. TONGLIN was classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. TONGLIN is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 50 year term with original registered capital of approximately $2,005,000. RHOHAN was formerly owned 100% by Double Unity Investments Limited (referred to as Double Unity), a British Virgin Islands corporation. Double Unity Investments Limited is 100% owned by Mr. Li Yungao. Rongxin is 100% owned by the Company's shareholder, Mr. Li Yungao.

Originally Rongxin owned 40% and RHOHAN owned 60% of TONGLIN. On July 5, 2001, the registered capital of TONGLIN was increased to approximately $3,214,000 and RHOHAN's ownership in TONGLIN increased to 75% and Rongxin's ownership was reduced to 25%. RHOHAN paid for its increase in capital through its portion of undistributed earnings. In October 2002, Rongxin agreed to transfer its remaining 25% ownership in TONGLIN to RHOHAN for approximately $2,178,000 which was paid from dividends distributed by TONGLIN. On November 20, 2003, this transfer was approved by the State Administration for Industry and Commerce of the PRC. As a result of this transfer TONGLIN became a wholly foreign owned enterprise (WFOE).

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

As of April 22, 2004, China Autoparts, Inc. owns the following subsidiaries:

                                               Percentage
     Subsidiary                                Ownership
-------------------------------------------    -------------
Rhohan Holdings Limited (BVI company)                   100 %
owned 100% by China Autoparts, Inc.
Chengdu Tonglin Casting Industrial Co., Ltd             100
     (Chinese registered limited liability
     company), owned 100% by
     Rhohan Holdings Limited

The reporting entity

The financial statements in the fillings of CHINA AUTOPARTS become those of RHOHAN. The consolidated financial statements of China Autoparts, Inc. and subsidiaries represent the activities of its 100% owned subsidiaries, Rhohan Holdings Limited and Chengdu Tonglin Casting Industrial Co., Ltd. Talram's continuing operations and balance sheet are insignificant; however a pro forma balance sheet at March 31, 2004 and 2003 and income statements for the three months ended March 31, 2004 and 2003 are presented in Note 11.

Basis of presentation

Talram, prior to March 31, 2004, was considered to be a "development stage enterprise" and its financial statements from December 31, 2003 and prior periods were presented in accordance with Statement of Financial Accounting
Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". As a result of the reverse acquisition of Rhohan Holdings Limited, the Company is no longer considered to be a "development stage enterprise" and is no longer required to report its financial statements in accordance with SFAS No. 7.

The consolidated financial statements represent the activities of the Company and its wholly owned subsidiaries. The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The Company uses the local currency in the PRC, the Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

Product sales are recognized when the products are delivered and title has passed. The Company offers no warranties on its products. However, the customers have 3-5 days to inspect the goods and to notify the Company if there are any products that do not meet the quality standards set forth in the applicable contract. The Company at this time replaces the goods with new products and the defective goods are returned to TONGLIN and are reworked and returned to inventory.

Sales revenue  represents the invoiced value of goods,  net of a value-added tax
(VAT). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Plant and equipment, net

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three months ended March 31, 2004 and 2003 amounted to $53,935 and $36,446, respectively. Estimated useful lives of the assets are as follows:

                                           Estimated Useful Life
                                           ---------------------
Buildings                                       20-30 years
Machinery and equipment                         10-15 years
Furniture and fixtures                           5-10 years

Construction in progress includes engineering costs, insurance costs, wages, interest and other costs relating to construction in progress. Construction in progress balances are transferred to equipment when the related assets are ready for their intended use. No depreciation is provided for on construction in progress.

Maintenance,  repairs and minor  renewals  are  charged  directly to expenses as
incurred.   Major  additions  and  betterment  to  property  and  equipment  are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds projected future cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2004, the Company expects these assets to be fully recoverable.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Plant and equipment consist of the following:

                                                  March 31,         December 31,
                                                     2004               2003
                                                 -----------        -----------
                                                 (Unaudited)          (Audited)
                                                 -----------        -----------

Buildings and improvements                       $ 1,187,128        $ 1,187,128
Machinery and equipment                            2,135,173          2,064,257
Construction in progress                             106,574             64,850
                                                 -----------        -----------
     Totals                                        3,428,875          3,316,235
Accumulated depreciation                            (816,164)          (762,228)
                                                 -----------        -----------
     Property and equipment, net                 $ 2,612,711        $ 2,554,007
                                                 ===========        ===========

In the year 2000, Rongxin, as part of its original capital contribution, contributed certain buildings, machinery, and equipment in the amount of RMB 5,111,248, or approximately $618,500. The buildings, machinery, and equipment were originally purchased by Rongxin through financing provided by Rongxin's banking institution and were pledged as collateral for this loan. The term of this loan commenced on August 31, 1999 and will expire on August 30, 2004. The titles of the buildings, machinery, and equipment are still in the name of Rongxin and will be transferred to TONGLIN once the loan is paid off (and consequently the buildings, machinery and equipment will be released as collateral). As of the date of this report, the titles of the said buildings, machinery, and equipment (net book value of $146,419) have not been transferred to TONGLIN.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-owned banks at March 31, 2004 and December 31, 2003 amounted to $6,332,320 and $2,500,000, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company has a concentration of sales risk because five customers represent 94% or $3,792,588 of total sales for the three months ended March 31, 2004, as compared to 87% or $3,982,065 for five customers in the three months ended March 31, 2003. Total outstanding accounts receivable for these customers amounted to $5,294,376 and $4,959,943 as of March 31, 2004 and December 31, 2003,
respectively.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash-restricted

The Company through its bank agreements is required to keep certain cash amounts on deposit that are subject to withdrawal restrictions. The restricted amounts are $2,057,000 as of March 31, 2004 and December 31, 2003.

Inventories

Inventories are stated at the lower of cost or market on the first in first out method of accounting and consist of the following:

                                         March 31,       December 31,
                                           2004              2003
                                      -------------     -------------
                                       (Unauidted)         (Auidted)
                                      -------------     -------------

Raw materials                         $     281,173     $     936,619
Finished goods                            1,078,725         1,200,055
                                      -------------     -------------
     Totals                           $   1,359,898     $   2,136,674
                                      =============     =============

Financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Accounts receivable, trade

The Company's business operations are conducted in the People's Republic of China. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. However, the Company records a provision for accounts receivable, trade which ranges from 0.3% to 1.0% of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in the PRC. The allowance for doubtful accounts as of March 31, 2004 and December 31, 2003 amounted to $20,430.

Accounts receivable, trade special

This amount represents trade accounts receivable due from various customers for which the customers' banks have guaranteed payments of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit its request for payment to the customer's bank earlier than the scheduled payment date; however, the Company incurs interest and processing fees in such instances.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Intangible assets

All land in the People's Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a "land use right" (the Right) to use the land. In 2003, TONGLIN purchased the Right to use the land for 50 years from the government for a fee in the amount of $171,358.

The Right is being amortized over a minimum life of 10 years in accordance with PRC generally accepted accounting principles. The expense for the three months ended March 31, 2004 and 2003 amounted to $4,284 and $0, respectively. However, the Certificate of Land Use Right for this land is held in the name of Chengdu Rongxin Industrial Co., Ltd., a related party. TONGLIN has applied for a name change on the Certificate of the Land Use Right. As of the date of this report, this process has not been finalized.

The Certificates of Land Use Rights of approximately 57,347 Chinese acres of land are occupied by buildings operated by TONGLIN, which are held in the name of Chengdu Rongxin Industrial Co., Ltd., a related party. The land use rights have been acquired from 1998 through 2000 for a life of 50 years. Chengdu Rongxin Industrial Co., Ltd. has verbally agreed to let TONGLIN use the property for agreed upon purposes through the life of the Land Use Rights. However, the Land Use Rights remains in the name of Chengdu Rongxin Industrial Co., Ltd. TONGLIN is not charged for the use of the land nor has an asset been reflected on TONGLIN's balance sheet for these rights. The original cost of the land use rights amounted to $324,076. In order to better report the actual expenses of the operations, the Company has reported in the accompanying consolidated statements of income an expense for the use of the land with a corresponding entry to paid-in-capital. The Rights are being amortized over 10 years based upon the original cost of the rights and the expense for the three months ended March 31, 2004 and 2003 amounted to $8,086 and $8,086, respectively.

Chengdu Rongxin Industrial Co., Ltd. has not indicated to TONGLIN that it will need the use of the land within the next year. However, Chengdu Rongxin Industrial Co., Ltd. has the right to occupy the land once notification is given to TONGLIN.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. There are no deferred taxes as of March 31, 2004 and 2003.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes, continued

In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities offset each other when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company through its subsidiary, TONGLIN, is governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws). The Income Tax Law of the PRC for Enterprises with Foreign Investments and Foreign Enterprises states, "Any enterprise with foreign investments of a production nature scheduled to operate for a period of not less than ten years shall, upon examination and verification by the tax authorities in the year the company begins to make a profit, be exempted from income taxes in the first and second years and allowed a fifty percent reduction in the standard tax rates in the third to fifth years."

Under the Income Tax Laws, foreign investment enterprises (FIE) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on incomes reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable.

The Company is exempt from income tax from 2000 to 2001. TONGLIN is located in a Special Economic Zone and the PRC tax authorities have approved a special income tax rate of 15% for this area. In addition, TONGLIN is subject to the Circular of Transmission the State Administration of Taxation of Sichuan Province on Implementing the Relevant Tax Policies of Development of the West Regions and Implement of the Suggestion Concretely of State Administration of Taxation, which states: "the enterprise income tax of the foreign investment enterprises in the legal tax reduction period shall be reduced by 7.5%." TONGLIN generated profits in the year ended March 31, 2000. Effective January 1, 2002, the two-year 100% exemption for income taxes had expired for TONGLIN and it became subject to income tax at a reduced rate of 7.5% for 2002, 2003 and 2004. The Company is not subject to any local income tax of 3% until its exemption and reduction periods expire in 2005.

The provision for income taxes at March 31 consisted of the following:

                                           2004           2003
                                        -----------   -----------
Provision for China income tax          $    74,742   $   123,088
Provision for China local tax                  --            --
Deferred taxes                                 --            --
                                        -----------   -----------
     Total provision for income taxes   $    74,742   $   123,088
                                        ===========   ===========

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes (continued)

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                         2004         2003
                                                      ----------   ----------
U.S.  Statutory  rates                                      34.0 %       34.0 %
Foreign  income not recognized in USA                      (34.0)       (34.0)
China income taxes                                           7.5          7.5
                                                      ----------   ----------
     Totals                                                  7.5 %        7.5 %
                                                      ==========   ==========

The Company has recorded an allowance for bad debts in the amount of $278,300 as further described in note 5. This amount has been recorded as an expense for financial statement purposes. However, the ultimate deduction for Chinese income tax purposes has not been determined and the amount to be deducted must be approved by the appropriate Chinese taxing authority. A valuation allowance for the entire amount has been established due to the uncertainty of realizing the deduction of this expense for income tax purposes. As a result of this uncertainty no deferred taxes has been provided in the accompanying consolidated financial statements.

Value added tax

Enterprises  or  individuals  who  sell   commodities,   engage  in  repair  and
maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company's finished products can be used to offset the VAT due on sales of the finished product.

From TONGLIN's inception in the year 2000 through the year 2002, TONGLIN adopted the Tax Package Policy issued by the Dayi County Government, which requires TONGLIN to pay its tax to the appropriate taxing authority based upon the annual fixed amount set forth by the Dayi County Government. The fixed tax amount set forth for TONGLIN in 2002 amounted to RMB 8,000,000. The Tax Package Policy was terminated on January 1, 2003. The Company is subject to the value added tax at the standard rate of 17% on the gross sales price of all products sold within the PRC.

On August 14, 2003, a certificate issued by the State Taxation Administration of Dayi County Sichuan Province, stated that the income tax and valued added tax of TONGLIN from inception through the year ended December 31, 2002 have been fully paid.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CONDENSED FINANCIAL STATEMENTS AND FOOTNOTES

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Management of the Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with CHINA AUTOPARTS' audited financial statements included in its Annual Report on Form 10-KSB dated March 19, 2004 and RHOHAN's audited consolidated financial statements for the year ended December 31, 2003 and notes thereto included in CHINA AUTOPARTS' Current Report on Form 8-K, dated May 13, 2004.

In the opinion of management,  the unaudited  condensed  consolidated  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of operations, changes in shareholders' equity and cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.


NOTE 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid amounted to $10,663 and $37,439 for the three months ended March 31, 2004 and 2003, respectively. Interest paid for the three months ended March 31, 2004 and 2003 amounted to $136,804 and $91,600 respectively.

In 2003, the Company made a non-cash shareholders' distribution of $3,638,090 to offset other receivables/payables due from/to related parties.

NOTE 4 - EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the three months ended March 31, 2004 and 2003. The weighted average number of shares used to calculate EPS for the three months ended March 31, 2004 and 2003 reflect only the 500,000 shares outstanding for those periods and does not include the 8,590,910 shares issued on April 22, 2004 in the reverse acquisition transaction.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - OTHER RECEIVABLES

In 2003 the Company made a prepayment of $278,300 to purchase several molds to be used in its operations. As of December 31, 2003, the molds were never delivered by the vendor. The Company is currently in litigation with the vendor.

Management intends to pursue collection of this receivable; however, management is uncertain that the Company will prevail in collecting the entire amount. As of March 31, 2004, management has decided to fully reserve this amount as uncollectible.

NOTE 6 - NOTES PAYABLE-BANK

The Company has the following lines of credit outstanding:

                                                              March 31,    December 31,
                                                                2004           2003
                                                            ------------   ------------
                                                              Unaudited       Audited
                                                            ------------   ------------
Shanghai Pu Dong Development Bank, Chengdu Branch
      due June 2004, transaction fee at 0.05%
      restricted cash requirement of 30% or $363,000
      and Chengdu Rongxin Ruigao Machinery Co., Ltd.
      guaranteed the difference between the cash
      amount deposited and the credit line amount           $  1,210,000   $  1,210,000

Chengdu City Commercial Bank, Dayi Branch
      due May 2004,  transaction fee at 0.05%
      restricted cash requirement of 40% or $726,000
      Chengdu Rongxin Industrial Co., Ltd. guaranteed the
      difference between the cash amount deposited
      and the credit line amount                               1,815,000      1,815,000

Chengdu City Commercial Bank, Dayi Branch
      due June 2004, transaction fee at 0.05%
      restricted cash requirement of 40% or $968,000
      Chengdu Rongxin Industrial Co., Ltd. guaranteed the
      difference between the cash amount deposited             2,420,000      2,420,000
      and the credit line amount
                                                            ------------   ------------
                 Totals                                     $  5,445,000   $  5,445,000
                                                            ============   ============

The proceeds of the above debt were loaned to Chengdu Taichang Metals Co., Ltd., a related party. In return for this loan, Chengdu Taichang Metals Co. Ltd. deposited $242,000 cash with TONGLIN as a partial guarantee for the loan repayment. The amount loaned to Chengdu Taichang Metals Co. Ltd. is recorded in other receivables-related party on the accompanying consolidated balance sheet and is further explained in Note 8.

This amount is non interest bearing and due and payable in May 2004. On April 1, 2004, Chengdu Taichang Metals Co., Ltd. repaid these amounts in full.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - SHORT-TERM LOANS PAYABLE - BANK

The Company has the following short-term loans payable:

                                                                   March 31,    December 31,
                                                                     2004           2003
                                                                 ------------   ------------
                                                                   Unaudited      Audited
                                                                 ------------   ------------
Chengdu City  Commercial  Bank, Dayi Branch
      due January 15, 2005 and January 29, 2004, respectively,
      monthly interest only payment at 0.57525%, guaranteed
      by Chengdu High Pressure Valve Plant, a related party      $  1,210,000   $  1,210,000


Shanghai Pu Dong Development Bank, Chengdu Branch
      due March 29, 2005 and March 9, 2004, respectively,
      monthly interest only payment at 0.48675%, guaranteed
      by Chengdu Rongxin Ruigao Machinery Co., Ltd., a
      related party                                                 3,630,000      3,630,000
                                                                 ------------   ------------
        Totals                                                   $  4,840,000   $  4,840,000
                                                                 ============   ============

The above loans have been refinanced into short-term loans due within one year during 2004 in the amount of $4,840,000.

Total interest expense on all bank debt for the three months ended March 31, 2004 and 2003 amounted to $136,804 and $91,600 respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS AND CONTINGENCIES

The following are related parties described in the accompanying consolidated financial statements:

Chengdu Rongxin Enterprises Co., Ltd. is owned 100% by Mr. Li Yungao.

Chengdu Rongxin Industrial Co., Ltd. is owned by Mr. Li Yungao and a number of managers and directors of TONGLIN.

Chengdu Rongxin Ruigao Machinery Co., Ltd. is owned 70% by Mr. Li Yungao with the remaining 30% owned by a number of managers and directors of TONGLIN.

Chengdu Begin Pipeline Co., Ltd. is owned 75% by Chengdu Rongxin Industrial Co., Ltd. and 25% by Chengdu Begin Technology Development Co., Ltd.

Chengdu High Pressure Valve Plant is owned by Mr. Li Yungao and a number of managers and directors of TONGLIN.

Chengdu Taichang Metals Co., Ltd. is 95% owned by Mr. Li Jing, who is the son of Mr. Li Yungao.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS AND CONTINGENCIES, (CONTINUED)

During the three months ended March 31, 2004 and 2003, the Company entered into the following transactions with related parties:

Sales, purchases and other expenses

                                                        2004            2003
                                                   -------------   -------------
Sales
Chengdu Rongxin Ruigao Machinery Co., Ltd.         $       5,899   $       9,577
                                                   =============   =============

Cost of sales
Chengdu Rongxin Ruigao Machinery Co., Ltd.         $       5,728   $       8,784
                                                   =============   =============

Interest expense
Chengdu Rongxin Ruigao Machinery Co., Ltd.         $        --     $      10,197
                                                   =============   =============

Lease expense
Chengdu Rongxin Ruigao Machinery Co., Ltd.         $      30,250   $      30,250
                                                   =============   =============

Amounts due to/from related parties

                                                     March 31,      December 31,
                                                        2004           2003
                                                   -------------   -------------
                                                    (Unaudited)      (Audited)
                                                   -------------   -------------
Other receivables - related party:
      Chengdu Rongxin Ruigao Machinery Co., Ltd.   $   3,595,648   $      17,785
      Chengdu High Pressure Valve Plant                   22,240            --
      Chengdu Taichang Metals Co., Ltd.                  121,000       5,445,000
                                                   -------------   -------------
                                           Totals  $   3,738,888   $   5,462,785
                                                   =============   =============

Other payables - related party:
      Chengdu Taichang Metals Co., Ltd.            $        --     $     242,000
                                                   =============   =============

On May 20, 2003, TONGLIN entered into an agreement with Chengdu Taichang Metals Co., Ltd. to make a 12-month loan in the amount of $3,025,000 to Chengdu Taichang Metals Co., Ltd. using the proceeds from TONGLIN's bank line of credit described in Note 6. In addition, TONGLIN deposited $1,089,000 with its bank as restricted cash deposit as required by the loan agreement.

The $3,025,000 was required to be paid to TONGLIN upon maturity together with interest calculated based on the amount of the restricted cash deposit using the bank's monthly interest rate of 0.4425%. Chengdu Taichang Metals Co., Ltd. agreed to pay a consultation fee of $121,000 to TONGLIN upon maturity of the loan. On April 1, 2004, Chengdu Taichang Metals Co., Ltd. repaid these amounts in full.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS AND CONTINGENCIES (CONTINUED)

On May 29, 2003, TONGLIN entered into an agreement with Chengdu Taichang Metals Co., Ltd. to make a loan in the amount of $2,420,000 to Chengdu Taichang Metals Co., Ltd. using the proceeds from TONGLIN's bank line of credit described in
Note 6. In addition, TONGLIN deposited $968,000 with its bank as the restricted cash deposit as required by the loan agreement.

The $2,420,000 was required to be paid to TONGLIN upon maturity together with interest calculated based on the amount of the restricted cash deposit using the bank's monthly interest rate of 0.4425%. Chengdu Taichang Metals Co., Ltd. was required to pay a fee of $77,101 to TONGLIN upon maturity of the loan. On April 1, 2004, Chengdu Taichang Metals Co., Ltd. repaid these amounts in full.

As part of the above loan transactions Chengdu Taichang Metals Co., Ltd. deposited $242,000 of cash with TONGLIN as a partial guarantee to ensure that the loans would be paid in full at maturity.

The other amounts due from related parties are generated from the Company making various cash advances and short term loans and the allocation of various expenses to related parties. These transactions are recurring in nature and are generally repaid during the current year on a revolving basis. The Company does not charge interest on these receivables.

On January 1, 2000, TONGLIN and Chengdu Rongxin Enterprises Co., Ltd. entered into a Working Ground and Transportation Equipment Leasing Agreement, under which TONGLIN leases office building space, living areas and vehicles with an annual rent of $121,000.

Short-term loans from Chengdu Rongxin Ruigao Machinery Co., Ltd. (formerly, Chengdu Rongxin Enterprises Co., Ltd.) amounted to $544,500 during the year ended December 31, 2002. This loan included interest at rates ranging from 7.49% to 12.10% per annum and was paid off in 2003. Interest paid for the three months ended March 31, 2004 and 2003 amounted to $0 and $10,197, respectively.

On November 4, 2003,  TONGLIN and Industrial  and Commercial  Bank of China Dayi
County Branch entered into the "Intangible Right Security Agreement", under which TONGLIN has guaranteed a $1,089,000 bank line of credit issued to Chengdu Rognxin Ruigao Machinery Co., Ltd. The term of this bank line of credit expired on April 29, 2004.

NOTE 9 - LEASES

The Company leases office building space, living quarters, and vehicles from Chengdu Rongxin Ruigao Machinery Co., Ltd, formerly Chengdu Rongxin Enterprises Co., Ltd., a related party, in the amount of $121,000 per year. The lease expenses paid for the three months ended March 31, 2004 and 2003 amounted to $30,250 and $30,250, respectively. Chengdu Rongxin Enterprises Co., Ltd. was dissolved in October 2002. All of the assets, including the lease agreement, were taken over by Chengdu Rongxin Ruigao Machinery Co., Ltd., a related party. This agreement has no expiration date at this time.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - OTHER OPERATING INCOME

The Company has entered into various contractual arrangements to act as an agent for Chengdu Zhengheng Engine Parts Co., Ltd. where the Company receives a commission on sales of products purchased from Chengdu Zhengheng Engine Parts Co., Ltd. For the three months ending March 31, 2004 and 2003, this income amounted to $94,756 and $85,825, respectively.

NOTE 11 - PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

As set forth in Note 1 to the financial statements, Rhohan Holdings Limited entered into a reverse merger with China Autoparts, Inc., a publicly held non-operational corporation, for which RHOHAN was the acquirer for accounting purposes.

The accompanying consolidated financial statements illustrate the effect of the merger (Pro Forma) on the financial position and results of operations. The consolidated balance sheets as of March 31, 2004 and 2003 are based on the historical balance sheets of RHOHAN and CHINA AUTOPARTS as of that date and assumes the acquisition took place as of January 1, 2003.

Pro forma consolidated statements of income for the three months ended March 31, 2004 and 2003 are based on the historical statements of operations of RHOHAN and CHINA AUTOPARTS for those periods and assumes the acquisition took place at the beginning of the earliest period.

The pro forma consolidated financial statements may not be indicative of the actual results of the merger. The accompanying consolidated pro forma financial information should be read in connection with the historical financial statements of Rhohan Holdings Limited and China Autoparts, Inc.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 11 - PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2004

                                     ASSETS

                                                    China                         Pro forma       Adjusted
                                                  Autoparts        Rhohan        Adjustments     Pro forma
                                                 -----------    ------------     -----------    ------------
CURRENT ASSETS:

       Cash                                      $              $  4,048,068     $              $  4,048,068

       Cash - restricted                                           2,057,000                       2,057,000

       Accounts receivable, trade                                  5,810,366                       5,810,366
       Accounts receivable, trade
       special                                                       143,966                         143,966

       Other receivables                                              34,310                          34,310
       Other receivables - related
       party                                                       3,738,888                       3,738,888

       Prepaid expense                                             1,832,832                       1,832,832

       Inventories                                                 1,359,898                       1,359,898
                                                 -----------    ------------     -----------    ------------


          Total current assets                            --      19,025,328              --      19,025,328
                                                 -----------    ------------     -----------    ------------


PLANT AND EQUIPMENT, net                                           2,612,711                       2,612,711
                                                 -----------    ------------     -----------    ------------

OTHER ASSETS:

       Intangible asset, net                                         158,506                         158,506

       Employee advances                                             323,218                         323,218
                                                 -----------    ------------     -----------    ------------

          Total other assets                              --         481,724              --         481,724
                                                 -----------    ------------     -----------    ------------


             Total assets                        $        --    $ 22,119,763     $        --      22,119,763
                                                 ===========    ============     ===========    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                          $              $  1,038,424     $              $  1,038,424
       Advances from customers                                        69,574                          69,574
       Wages and benefits payable                                    287,316                         287,316
       Income and other taxes payable                                444,498                         444,498
       Accrued liabilities                                           626,569                         626,569
       Other payables                                              1,465,432                       1,465,432
       Notes payable - bank                                        5,445,000                       5,445,000
       Short term loans payable -
        bank                                                       4,840,000                       4,840,000
                                                 -----------    ------------     -----------    ------------
          Total current liabilities
                                                          --      14,216,813              --      14,216,813
                                                 -----------    ------------     -----------    ------------

SHAREHOLDERS' EQUITY:

       Common stock                                       50             100           8,591 (1)         100
                                                                                      (8,641)(2)          --

       Paid-in-capital                                12,059         321,057          (8,591)(1)     321,057
                                                                                      (3,468)(2)          --

       Statutory reserve                                           1,561,222                       1,561,222

       Retained earnings                             (12,109)      6,023,616          12,109 (2)   6,023,616
       Accumulated other comprehensive
       income (loss)                                                  (3,045)                         (3,045)
                                                 -----------    ------------     -----------    ------------
          Total shareholders' equity
                                                          --       7,902,950              --       7,902,950
                                                 -----------    ------------     -----------    ------------
             Total liabilities and               $        --    $ 22,119,763     $        --    $ 22,119,763
                                                 ===========    ============     ===========    ============

(1)   Reflects stock issuance by China Autoparts.

(2) Capitalization of post merger Rhohan reflects the pro forma common stock and paid in capital.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 11 - PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2003

                                     ASSETS

                                          China                              Pro forma       Adjusted
                                        Autoparts          Rohan           Adjustments       Pro forma
                                      ------------     ------------        -----------     ------------
CURRENT ASSETS:

      Cash                            $        140     $ 1,220,459         $      (140)(3) $  1,220,459

      Cash - restricted                                     363,000                             363,000
      Accounts receivable,
       trade                                              6,107,820                           6,107,820
      Accounts receivable,
       trade special                                      1,484,670                           1,484,670

      Other receivables                                     641,896                             641,896
      Other receivables -
       related party                                      5,104,482                           5,104,482

      Prepaid expense                                     1,167,507                           1,167,507

      Inventories                                           650,134                             650,134
                                      ------------     ------------        -----------     ------------


         Total current assets                  140       16,739,968               (140)      16,739,968
                                      ------------     ------------        -----------     ------------


PLANT AND EQUIPMENT, net                                    975,532                             975,532
                                      ------------     ------------        -----------     ------------

OTHER ASSETS:

      Intangible asset, net                                   8,960                               8,960

      Employee advances                                     323,343                             323,343
                                      ------------     ------------        -----------     ------------

         Total other assets                     --          332,303                 --          332,303
                                      ------------     ------------        -----------     ------------


            Total assets              $        140     $ 18,047,803$              (140)    $ 18,047,803
                                      ============     ============        ===========     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                      $      1,100     $  1,065,444        $    (1,100)(2) $  1,065,444

Advances from customers                                     314,067                              314,067
Wages and benefits
payable                                                     266,332                             266,332
Income and other taxes
payable                                                     389,477                             389,477

Accrued liabilities                                         425,942                             425,942

Other payables                                              754,600                             754,600
Other payables - related
party                                                       544,500                             544,500

Notes payable - bank                                      1,210,000                           1,210,000
Short term loans payable
- bank                                                    4,840,000                           4,840,000
                                      ------------     ------------        -----------     ------------
   Total current
   liabilities                               1,100        9,810,362             (1,100)       9,810,362
                                      ------------     ------------        -----------     ------------

SHAREHOLDERS' EQUITY:

      Common stock                              50              100              8,591(1)           100

                                                                                (8,641)(2)

      Paid-in-capital                        6,550          288,710              1,100(1)       288,710

                                                                                (7,650)(2)

      Statutory reserve                                   1,174,549                           1,174,549
      Retained earnings                     (7,560)       6,778,733              7,560(2)     6,778,733
      Accumulated other
      comprehensive income (loss)                            (4,651)                             (4,651)
                                      ------------     ------------        -----------     ------------
         Total shareholders'
         equity                               (960)       8,237,441                960        8,237,441
                                      ------------     ------------        -----------     ------------
            Total liabilities
            and shareholders'
            equity                    $        140     $ 18,047,803        $      (140)    $ 18,047,803
                                      ============     ============        ===========     ============

(1)   Reflects stock issuance by China Autoparts.

(2) Capitalization of post merger Rohan reflects the pro forma common stock and paid in capital.

(3)   Cash used to pay for certain expenses.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 11 - PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004



                                                                            Adjusted
                              China                         Pro forma          Pro
                            Autoparts        Rhohan        Adjustments        forma
                           -----------     -----------     -----------     -----------

GROSS REVENUES             $               $ 4,041,231     $               $ 4,041,231


COST OF SALES                                2,637,576                       2,637,576
                           -----------     -----------     -----------     -----------


GROSS PROFIT                        --       1,403,655              --       1,403,655

OTHER OPERATING
INCOME                                          94,756                          94,756
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES          4,309         499,318              --         503,627
                           -----------     -----------     -----------     -----------

INCOME  FROM
OPERATIONS                      (4,309)        999,093              --         994,784

OTHER EXPENSE, net
of other income                                  2,533                           2,533
                           -----------     -----------     -----------     -----------

INCOME BEFORE
INCOME TAXES                    (4,309)        996,560              --         992,251

PROVISION FOR
INCOME TAXES                                    74,742              --          74,742
                           -----------     -----------     -----------     -----------


NET INCOME                      (4,309)        921,818              --         917,509

OTHER COMPREHENSIVE
INCOME (LOSS):
    Foreign
currency
translation
adjustment                          --         (11,320)                        (11,320)
                           -----------     -----------     -----------     -----------
COMPREHENSIVE
INCOME (LOSS)              $    (4,309)    $   910,498     $        --     $   906,189
                           ===========     ===========     ===========     ===========

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 11 - PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003



                                   China                        Pro forma       Adjusted
                                 Autoparts        Rohan        Adjustments     Pro forma
                               -----------     -----------     -----------    -----------

GROSS REVENUES                 $               $ 4,563,767     $              $ 4,563,767


COST OF SALES                                    2,478,151                      2,478,151
                               -----------     -----------     -----------    -----------


GROSS PROFIT                            --       2,085,616              --      2,085,616


OTHER OPERATING INCOME                              85,825                         85,825
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES              1,143         452,752                        453,895
                               -----------     -----------     -----------    -----------


INCOME  FROM OPERATIONS             (1,143)      1,718,689              --      1,717,546

OTHER EXPENSE, net of other
income                                  (1)         70,011                         70,010
                               -----------     -----------     -----------    -----------


INCOME BEFORE INCOME TAX       $    (1,142)      1,648,678              --      1,647,536


PROVISION FOR INCOME TAXES                         123,088              --        123,088
                               -----------     -----------     -----------    -----------


NET INCOME                          (1,142)      1,525,590              --      1,524,448

OTHER COMPREHENSIVE INCOME
(LOSS):
  Foreign currency
   translation adjustment               --         (12,864)                       (12,864)
                               -----------     -----------     -----------    -----------
COMPREHENSIVE INCOME (LOSS)
                               $    (1,142)    $ 1,512,726     $        --    $ 1,511,584
                               ===========     ===========     ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      China Autoparts, Inc. (the "Company") was incorporated in the State of Delaware on May 1, 2001 and it is a holding company for, and owns 100% of, Rhohan Holdings Limited, a British Virgin Islands company ("Rhohan"). Rhohan is a holding company for, and owns 100% of, Chengdu Tonglin Casting Industrial Co., Ltd. ("Tonglin"). Tonglin is a manufacturer of engine blocks in the People's Republic of China ("PRC") which currently manufactures and is developing a total of 20 different engine blocks which accommodate three or four cylinders for cars, mini vans and light trucks manufactured in the PRC.

      On May 13, 2004, the Company acquired 100% of Rhohan pursuant to an April 22, 2004 Capital Stock Exchange Agreement in exchange for 8,590,910 shares of the Company's $.001 par value per share common stock.

      Tonglin sells its products through an internal sales staff and primarily to five customers. For the quarters ended March 31, 2004 and March 31, 2003, those five customers accounted for 94.0% and 87.4% of total sales, respectively. The loss of any of these customers and Tonglin's lack of a very large customer base could adversely impact its business.

      Tonglin does not recognize sales until its products are accepted by its customers. Pursuant to the terms of its contracts with customers, Tonglin is responsible for the shipments of its products and bears the risk of loss during those shipments. In addition, the terms of the contracts also stipulate that upon the delivery of each shipment at the customer's facility, the customer and a Tonglin representative must jointly inspect the newly arrived products.
Customer rejections due to defective products or non-conformity with the shipping orders placed must be agreed up by both parties at the end of the inspection.

      Products that are rejected by customers are repaired and returned to inventory. Tonglin has not experienced returns in material quantities for any of its products during the quarter ended March 31, 2004, and therefore does not believe that it is subject to material risk of inventory buildup attributable to returns.

      Over the previous two years, Tonglin has expanded its operations and production facilities in order to meet increased demands from existing customers, who have expressed satisfaction with Tonglin's products. Accordingly, in the fiscal years ended December 31, 2003 and December 31, 2002, Tonglin invested approximately $1.8 million and $.3 million, respectively, on improvements of existing production facilities and acquiring new equipment. These expenditures resulted in an increase in Tonglin's production capacity from approximately 400,000 to approximately 700,000 engine blocks during the same period.

      Tonglin operates in a highly competitive environment. The competition is expected to intensify with PRC's admission into the World Trade Organization. We expect to see an influx of foreign products and further dilution of the autoparts market in PRC. Tonglin believes that the selling prices for its products may decrease in future periods, although the timing and amounts of these decreases cannot be predicted with any certainty at the present time.
These decreases may be offset by the introduction of new products and the increasing sales volume.

RESULTS OF OPERATIONS

Sales and Gross Profit

      Net sales for the quarter ended March 31, 2004 were approximately $4.0 million compared to approximately $4.6 million for the quarter ended March 31, 2003, a decrease of approximately 11.4%. The decrease in net sales resulted primarily from the decrease of sales price for some products due to market competition.

      Gross profit for the quarter ended March 31, 2004 was approximately $1.4 million, a decrease of approximately 32.7% or approximately $0.7 million from approximately $2.1 million for the prior year. The decrease in gross profits was primarily due to an increase in the cost of iron used in the production of Tonglin's engine blocks and lower sales.

      During the fiscal quarters ended March 31, 2004 and March 31, 2003 there was a substantial concentration of sales. During the quarter ended March 31, 2004, approximately 94.0% of sales were sales to the top five customers and approximately 76.9% of sales were sales to the top three customers. For the quarter ended March 31, 2003, approximately 87.4% of sales were sales to the top five customers and approximately 69.7% of sales were sales to the top three customers.

Cost of Sales

      Cost of sales increased to approximately $2.6 million in the quarter ended March 31, 2004, or approximately 6.4% from approximately $2.5 million in the prior year primarily due to the increase in the cost of iron noted above.

      Tonglin's increase in production resulted from increased orders from certain existing customers and increased sales of Tonglin's 465Q product from 43,201 units during the quarter ended March 31, 2003 to 44,808 units for the quarter ended March 31, 2004.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were approximately $0.5 million, in the quarter ended March 31, 2004, or approximately 12.4% of net sales, compared to approximately $0.45 million, or approximately 10.0% of net sales, for the quarter ended March 31, 2003.

      Selling, general and administrative expenses for the quarter ended March 31, 2004 were primarily made up of salaries and wages ($142,787) and engine block assembly and delivery charges ($107,288). The increase in selling, general and administrative expenses primarily resulted from the consulting fee paid by the Company in the quarter ended Marc h 31, 2004 and a minor increase in electricity expenses.

Income Taxes

      The Company did not carry on any business, and did not maintain any branch office, in the United States during the quarter ended March 31, 2004 or the quarter ended March 31, 2003. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

      Pursuant to the relevant laws and regulations in the PRC, Tonglin, as a wholly foreign owned enterprise in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profit-making year, after the losses carry-forward from the immediate previous five years being recovered. Tonglin is profitable and all losses were recovered as of January 1, 2002. Beginning on that date, Tonglin, as a wholly foreign owned enterprise, became entitled to 50% relief from the PRC enterprise income tax for the following three years.

      Furthermore, because Tonglin is located in a Special Economic Zone designated by the PRC government, it is entitled to a special discounted enterprise income tax rate of 15%. Therefore Tonglin's income tax rate for the quarters ended March 31, 2004 and March 31, 2003 is 50% of the discounted tax rate of 15%, which is 7.5%. Tonglin's income tax rate will remain 7.5% until December 31, 2004, at which time the full rate of 15% will come into effect.

      Tonglin is also exempt from local income taxes of 3% until January 1, 2005.

Plan of Operation

      Starting on April 1, 2004 and over the next 12-month period, Tonglin's plan of operation centers on continuing to increase its sales and production. Tonglin has already made capital investments which allow it to produce an additional 250,000 more engine blocks than production in the fiscal year ended December 31, 2003. Now, it is focusing on marketing additional products to its existing customers and adding new customers through increased advertising and calls on potential customers in Shenyang Xinguang and SAIC-Chery where Tonglin does not currently have a presence.

      In order to increase its sales to existing customers, Tonglin plans to increase its sales and service personnel, particularly personnel who are on site at Tonglin's customers. In addition, Tonglin plans to continue working on its nine new products under development, including five products which have already been sent to customers for testing, and also plans to put at least two more products into its development pipeline prior to the end of fiscal 2004.

      Tonglin believes that it will be able to execute its plan of operation over the next 12 months using its existing income, earnings and credit facilities without having to raise capital from outside sources.

Liquidity and Capital Resources

      Since Tonglin's inception, it has financed its operations and met capital expenditure requirements primarily through cash flows from operations, bank loans and lines of credit, and capital from its shareholders and related parties. Although Tonglin is, and has been profitable, it currently needs to use short-term loans to finance its operations. Because of the seasonal fluctuation of the automobile market in the PRC (which tends to be slow in the summer months and then peaks in February and March when PRC automobile purchases tend to be made) and a slower payment cycle than in the U.S., Tonglin extends unsecured credit to its customers during the fiscal year and finances its operations with short term bank loans and loans from related parties.

      Tonglin believes that over the next 12 months it will continue to rely on short term bank loans to finance its operations. As of March 31, 2004, Tonglin had the following short term loans outstanding with the following terms:

Lender and Terms                                            Amount Due
----------------                                            ----------

Chengdu City Commercial Bank, Dayi Branch                   $1,210,000
Due January 15, 2005
Monthly interest only payment at 0.57525%.
Guaranteed by Chengdu High Pressure Valve
Plant, a related party

Shanghai Pu Dong Development Bank, Chengdu Branch           $3,630,000
Due March 29, 2005
Monthly interest only payment at 0.48675%
Guaranteed by Chengdu Rongxin Ruigao
Machinery Co., Ltd, a related party

      In the past Tonglin has loaned monies to Chengdu Taichang Metals Co., Ltd. ("Taichang"), a company principally owned by Li Jing, an officer and Director of the Company, and the son of Li Yungao, the Company's Chairman and CEO, as well as Tonglin's and Rhohan's Chairman and CEO. All such loans were repaid by Chengdu Taichang Metals Co., Ltd. on April 1, 2004 with no further liability to Tonglin. As of March 31, 2004, Tonglin had the following line of credit outstanding for the benefit of Chengdu Taichang Metals Co., Ltd.:

Lender and Terms                                            Amount Due
----------------                                            ----------

Shanghai Pu Dong Development Bank, Chengdu Branch           $1,210,000
due June, 2004, transaction fee at 0.05%
restricted cash requirement of 30% or $363,000 and Chengdu Rongxin Ruigao Machinery Co., Ltd guaranteed the difference between the cash amount deposited and the credit line amount

Chengdu City Commercial Bank, Dayi Branch                   $1,815,000
due May 2004, transaction fee at 0.05%
restricted cash requirement of 40% or $726,000 and Chengdu Rongxin Industrial Co., Ltd guaranteed the difference between the cash amount deposited and the credit line amount

Chengdu City Commercial Bank, Dayi Branch                   $2,420,000
due June 2004,  transaction fee at 0.05%
restricted cash requirement of 40% or $968,000 and Chengdu Rongxin Industrial Co., Ltd guaranteed the difference between the cash amount deposited and the credit line amount

      Because of the repayment of the loans for the benefit of Taichang, the Company's cash increased from $0.5 million as of December 31, 2003 to $4.0 million as of March 31, 2004.

Accounts Receivable

      The decrease in trade accounts receivable from December 31, 2003 to March 31, 2004 is primarily attributable to faster collections and the transfer of more receivables into arrangements where the customer's bank guarantees payment of the receivables within a three to six month period as explained in Note 1 to the Company's Consolidated Financial Statements.

      The decrease in Other Receivables to approximately $3.7 million as of March 31, 2004 from approximately $5.5 million as of December 31, 2003, was primarily due to the repayment from our related party - Chengdu Taichang Metals Co., Ltd.

Inventory

      Inventories of finished goods decreased between December 31, 2003 and March 31, 2004 from approximately $1.2 million to approximately $1.1 million. Inventories of raw materials decreased between December 31, 2003 and March 31, 2004 from approximately $0.9 million to approximately $0.3 million. The decrease in finished goods and raw materials was primarily to reduce inventory levels because of the increase in the cost of iron.

Accounts Payable

      Accounts payable, accrued expenses and other payables decreased from December 31, 2003 to March 31, 2004 primarily as a result of the Company paying its suppliers and employee bonuses in the first quarter of 2004.

Cash

      The increase in cash from December 31, 2003 to March 31, 2004 was primarily attributable to the repayment of loans from related parties.

Critical Accounting Policies

      Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company's financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 1 to the Company's consolidated financial statements, "Summary of Significant Accounting Policies." Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following reflect the more critical accounting policies that currently affect the Company's financial condition and results of operations.

Revenue recognition

      Product sales are recognized when the products are delivered and title has passed. The Company offers no warranties on its products. However the customers have 3-5 days to inspect the goods and to notify the Company if there are any products that do not meet the quality standards set forth in their contract. The Company at this time replaces the goods with new products and the defective goods are returned to Tonglin and are reworked and returned to inventory.

      Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Accounting for long-lived assets

      Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation is recorded utilizing the straight-line method over the estimated original useful life ranging from 5-30 years.

      Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2004, the Company expects these assets to be fully recoverable.

Bad debts

      The Company's business operations are conducted in the People's Republic of China. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. However, the Company records a provision for accounts receivable, trade which ranges from 0.3% to 1.0% of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in the PRC.

Item 3. Controls and Procedures

      As of May 20, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

      On May 13, 2004, the Company issued a total of 8,590,910 shares of its $.001 par value per share common stock to a total of eight persons and entities at the closing of an April 22, 2004 Capital Stock Exchange Agreement pursuant to which the Company acquired all of the issued and outstanding stock of Rhohan Holdings Limited, a BVI company, which owns 100% of Chengdu Tonglin Casting Industrial Co., Ltd, a PRC company. The issuances were accomplished pursuant to Regulation S on the basis that each of the persons and entities to whom the common stock was issued is a non-U.S. person as defined under Regulation S.

Item 6.     Exhibits and Reports on Form 8-K

EXHIBIT NUMBER                DESCRIPTION
--------------                -----------

      2.1         April 22, 2004 Capital Stock Exchange Agreement (1)

      3.1         Amended Certificate of Incorporation (1, 2)

      3.2         Amended By-Laws (1)

      3.3         Specimen stock certificate (2)

      21.1        List of Subsidiaries

      31.1 Certification of Li Yungao pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

      31.2 Certification of Chen Weisheng pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

      32.1        Certification of Li Yungao pursuant to 18 U.S.C. 1350;

      32.2        Certification Chen Weisheng pursuant to 18 U.S.C. 1350.

      (1) Filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2004.

      (2) Filed as an exhibit to our Registration Statement Form 10 filed on February 13, 2002.

(b) The Company did not file any reports on Form 8-K for the quarter ended March 31, 2004.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHINA AUTOPARTS, INC.


Date: May 20, 2004                      /s/ Chen Weisheng
                                        -------------------------------
                                    By: Chen Weisheng, CFO