Form 10QSB
period 2004-06-30
CHINA AUTOPARTS, INC.
filed 2004-08-16
CIK 1167240

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No.  000-49630

                              CHINA AUTOPARTS, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          13-4168913
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                      No.)

                  276 Fifth Ave., Suite 703, New York, NY 10001
                  ---------------------------------------------
                    (Address of principal executive offices)

                                  212-684-3760
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 12, 2004 there were 9,090,910 shares outstanding.

Transitional Small Business Format: Yes |_| No |X|

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

                                ASSETS
                                                                              June 30,    December 31,
                                                                                2004          2003
                                                                            -----------   -----------
                                                                            (Unaudited)    (Audited)
                                                                            -----------   -----------
CURRENT ASSETS:
    Cash                                                                    $ 1,010,220   $   488,001
    Cash - restricted                                                                       2,057,000
    Accounts receivable, trade, net of allowance for doubtful
      accounts of $20,430 as of June 30, 2004 and December 31, 2003
      respectively                                                            5,861,783     6,789,525
    Accounts receivable, trade special                                          635,250       943,800
    Other receivables, net of allowance for doubtful accounts of $278,300
      as of June 30, 2004 and December 31, 2003, respectively                   274,527       407,470
    Other receivables - related party                                         4,682,019     5,462,785
    Prepaid expense                                                           1,393,846     1,030,156
    Inventories                                                               1,532,427     2,136,674
                                                                            -----------   -----------
      Total current assets                                                   15,390,072    19,315,411
                                                                            -----------   -----------

PLANT AND EQUIPMENT, net                                                      2,640,313     2,554,007
                                                                            -----------   -----------

OTHER ASSETS:
    Intangible asset, net                                                       154,222       162,790
    Employee advances                                                            44,878       333,247
                                                                            -----------   -----------
      Total other assets                                                        199,100       496,037
                                                                            -----------   -----------
        Total assets                                                        $18,229,485   $22,365,455
                                                                            ===========   ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                        $ 1,551,570   $ 1,854,084
    Accounts payable - related party                                                           15,675
    Advances from customers                                                      35,864        54,934
    Wages and benefits payable                                                  298,811       689,225
    Income and other taxes payable                                              422,841       527,011
    Accrued liabilities                                                         467,114       379,689
    Other payables                                                            1,836,610     1,333,471
    Other payables - related party                                               69,511       242,000
    Dividend payable                                                            564,400
    Notes payable - bank                                                                    5,445,000
    Short-term loans payable - bank                                           4,840,000     4,840,000
                                                                            -----------   -----------
      Total current liabilities                                              10,086,721    15,381,089
                                                                            -----------   -----------

CONTINGENCIES                                                                      --            --
                                                                            -----------   -----------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.0001 par value, 1,000,000 shares authorized, none issued, Common stock, $.0001 par value, 20,000,000 shares authorized,
    9,090,910 and 500,000 shares issued and outstanding, respectively               959           100
    Paid-in-capital                                                             328,285       312,971
    Statutory reserve                                                         1,561,222     1,561,222
    Retained earnings                                                         6,239,880     5,101,798
    Accumulated other comprehensive income                                       12,418         8,275
                                                                            -----------   -----------
      Total shareholders' equity                                              8,142,764     6,984,366
                                                                            -----------   -----------
        Total liabilities and shareholders' equity                          $18,229,485   $22,365,455
                                                                            ===========   ===========

                CHINA AUTOPARTS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                    Three months ended            Six months ended
                                                -------------------------   -------------------------
                                                          June 30,                   June 30,
                                                -------------------------   -------------------------
                                                    2004          2003          2004          2003
                                                -----------   -----------   -----------   -----------
                                                (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                -----------   -----------   -----------   -----------
REVENUES                                        $ 5,342,987   $ 4,184,879   $ 9,384,218   $ 8,748,646

COST OF SALES                                     3,531,785     2,372,035     6,169,360     4,850,186
                                                -----------   -----------   -----------   -----------

GROSS PROFIT                                      1,811,202     1,812,844     3,214,858     3,898,460

OTHER OPERATING INCOME                                 --         145,357        82,014       231,182
SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES       372,439       443,595       859,014       896,347
                                                -----------   -----------   -----------   -----------

INCOME FROM OPERATIONS                            1,438,763     1,514,606     2,437,858     3,233,295

OTHER EXPENSE, net of other income                  123,884       217,340       126,418       287,351
                                                -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                        1,314,879     1,297,266     2,311,440     2,945,944

PROVISION FOR INCOME TAXES                           98,616        67,020       173,358       190,108
                                                -----------   -----------   -----------   -----------

NET INCOME                                        1,216,263     1,230,246     2,138,082     2,755,836

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment          15,463         7,569         4,143        (5,295)
                                                -----------   -----------   -----------   -----------

COMPREHENSIVE INCOME                            $ 1,231,726   $ 1,237,815   $ 2,142,225   $ 2,750,541
                                                ===========   ===========   ===========   ===========

EARNINGS PER SHARE, BASIC AND DILUTED           $      0.17   $      2.48   $      0.57   $      5.50
                                                ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES                 7,086,364       500,000     3,774,988       500,000
                                                -----------   -----------   -----------   -----------

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003



                                          Number              Common              Paid in              Statutory
                                        of shares              stock              capital              reserves
                                      ---------------     ----------------     ---------------      ----------------
                                       (Unaudited)          (Unaudited)         (Unaudited)           (Unaudited)
                                      ---------------     ----------------     ---------------      ----------------
BALANCE, January 1, 2003, AUDITED            500,000      $           100      $      280,624       $     1,174,549
        Net income
        Land use right                                                                 16,173
        Foreign currency
        translation adjustments
                                      ---------------     ----------------     ---------------      ----------------
BALANCE, June 30, 2003                       500,000                  100             296,797             1,174,549
        Net income
        Land use right                                                                 16,174
        Adjustment to statutory
        reserve                                                                                             386,673
        Dividend distributions
        Foreign currency
        translation adjustments
                                      ---------------     ----------------     ---------------      ----------------
BALANCE, December 31, 2003, AUDITED          500,000                  100             312,971             1,561,222
        Issuance of common stock to
        Rhohan shareholders due to
        reorganization                     8,590,910                  859               (859)
        Net income
        Land use right                                                                 16,173
        Dividend distribution
        Foreign currency
        translation adjustments
                                      ---------------     ----------------     ---------------      ----------------
BALANCE, June 30, 2004                     9,090,910      $           959      $      328,285       $     1,561,222
                                      ===============     ================     ===============      ================

                                                                   Accumulated
                                                                      other
                                             Retained             comprehensive
                                             earnings             income (loss)             Totals
                                        -------------------    --------------------     ---------------
                                           (Unaudited)             (Unaudited)           (Unaudited)
                                        -------------------    --------------------     ---------------
BALANCE, January 1, 2003, AUDITED       $        5,253,143     $             8,213      $    6,716,629
        Net income                               2,755,836                                   2,755,836
        Land use right                                                                          16,173
        Foreign currency
        translation adjustments                                            (5,295)             (5,295)
                                        -------------------    --------------------     ---------------
BALANCE, June 30, 2003                           8,008,979                   2,918           9,483,343
        Net income                               1,117,582                                   1,117,582
        Land use right                                                                          16,174
        Adjustment to statutory
        reserve                                  (386,673)
        Dividend distributions                 (3,638,090)                                 (3,638,090)
        Foreign currency
        translation adjustments                                              5,357               5,357
                                        -------------------    --------------------     ---------------
BALANCE, December 31, 2003, AUDITED              5,101,798                   8,275           6,984,366
        Issuance of common stock to
        Rhohan shareholders due to
        reorganization                                                                               -
        Net income                               2,138,082                                   2,138,082
        Land use right                                                                          16,173
        Dividend distribution                  (1,000,000)                                 (1,000,000)
        Foreign currency
        translation adjustments                                              4,143               4,143
                                        -------------------    --------------------     ---------------
BALANCE, June 30, 2004                  $        6,239,880     $            12,418      $    8,142,764
                                        ===================    ====================     ===============

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                        2004           2003
                                                                    -----------    -----------
                                                                    (Unaudited)    (Unaudited)
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                     $ 2,138,082    $ 2,755,836
     Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
           Foreign currency translation adjustments                       4,143         (5,295)
           Depreciation                                                 106,404         67,157
           Amortization                                                   8,568          3,336
           Land use right                                                16,173         16,173
        (Increase) decrease in assets:
           Change in restricted cash                                  2,057,000     (1,694,000)
           Accounts receivable - trade                                  927,742      1,464,291
           Accounts receivable - trade special                          308,550         12,100
           Other receivables                                            132,943        (16,753)
           Other receivables - related party                            780,766     (4,094,986)
           Prepaid expenses                                            (363,690)      (216,810)
           Inventories                                                  604,247        (95,433)
           Employee advances                                            288,369       (233,561)
        Increase (decrease) in liabilities:
           Accounts payable                                            (302,514)       137,857
           Accounts payable - related party                             (15,675)
           Advances from customers                                      (19,070)        54,071
           Wages and benefits payable                                  (390,414)      (391,606)
           Income and other taxes payable                              (104,170)       162,606
           Accrued liabilities                                           87,425        111,883
           Income and other payables                                    503,139     (1,149,166)
           Other payables - related party                              (172,489)       242,000
                                                                    -----------    -----------
              Net cash provided by (used in) operating activities     6,595,529     (2,870,300)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of intangible asset - land use right                                      (8,962)
     Purchase of plant and equipment                                   (114,104)       (54,284)
     Increase in construction in progress                               (78,606)      (713,191)
                                                                    -----------    -----------
              Net cash used in investing activities                    (192,710)      (776,437)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings net of payments on short term notes payable          (5,445,000)     3,630,000
     Decrease in bank overdraft                                                         16,737
     Dividends paid                                                    (435,600)
                                                                    -----------    -----------

              Net cash provided by (used in) financing activities    (5,880,600)     3,646,737
                                                                    -----------    -----------


INCREASE IN CASH                                                        522,219           --


CASH, beginning of period                                               488,001           --
                                                                    -----------    -----------



CASH, end of period                                                 $ 1,010,220    $      --
                                                                    ===========    ===========

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

             CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

Note 1 - Summary of significant accounting policies

Background

On May 13, 2004, China Autoparts, Inc. (formerly known as Talram Corporation) (referred to as CHINA AUTOPARTS or the Company), a Delaware corporation, completed a "reverse acquisition" transaction in which it acquired all the outstanding stock of Rhohan Holdings Limited (referred to as RHOHAN), a British Virgin Islands (BVI) corporation, in consideration for the issuance of a majority of CHINA AUTOPARTS's common shares.

The reverse acquisition was completed pursuant to a Capital Stock Exchange Agreement dated April 22, 2004. Concurrently with the closing of the reverse acquisition, Talram's shareholders changed the Company's name to China Autoparts, Inc., its directors appointed designees of Double Unity Investments Limited (100% shareholder of RHOHAN) as directors and then resigned as directors. A more detailed description of this transaction is set forth in the Company's Current Report on Form 8-K dated May 13, 2004.

China Autoparts, Inc. was incorporated in the State of Delaware on May 1, 2001. Up until the reorganization, CHINA AUTOPARTS had only nominal assets and liabilities and was a development stage company attempting to locate and consummate a merger with an ongoing business. As a result of the reorganization, CHINA AUTOPARTS will continue the business operations of RHOHAN.

Rhohan Holdings Limited was incorporated on September 9, 1999 in the territory of the British Virgin Islands. The Company, through its wholly owned subsidiary Chengdu Tonglin Casting Industrial Co., Ltd. (TONGLIN), principally engages in the development, production, sales and related technical service provision of various types of petrol engine cylinder body and other casting products in the People's Republic of China (PRC).

Chengdu Tonglin Casting Industrial Co., Ltd.(TONGLIN) was established in Dayi County of Chengdu by Chengdu Rongxin Enterprises Co., Ltd. (Rongxin) and Rhohan Holdings Limited (RHOHAN) as a Sino-foreign equity joint venture on January 21, 2000. TONGLIN was classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. TONGLIN is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 50 year term with original registered capital of approximately $2,005,000. RHOHAN was formerly owned 100% by Double Unity Investments Limited (referred to as Double Unity), a British Virgin Islands corporation. Double Unity Investments Limited is 100% owned by Mr. Li Yungao. Rongxin is 100% owned by the Company's shareholder, Mr. Li Yungao.

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

As of April 22, 2004, China Autoparts, Inc. owns the following subsidiaries:

                                                             Percentage
      Subsidiary                                             Ownership
-----------------------------------------------------     ----------------
Rhohan Holdings Limited (BVI company)                           100%
      owned 100% by China Autoparts, Inc.
Chengdu Tonglin Casting Industrial Co., Ltd                     100%
      (Chinese registered limited liability
      company), owned 100% by
      Rhohan Holdings Limited

The reporting entity

The financial statements in the fillings of CHINA AUTOPARTS become those of RHOHAN. The consolidated financial statements of China Autoparts, Inc. and subsidiaries represent the activities of its 100% owned subsidiaries, Rhohan Holdings Limited and Chengdu Tonglin Casting Industrial Co., Ltd. Talram's continuing operations and balance sheet are insignificant and therefore are not included in these financial statements.

Basis of presentation

Prior to April 22, 2004 Talram was considered to be a "development stage enterprise" and its financial statements from December 31, 2003 and prior were presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". As a result of the reverse acquisition of Rhohan Holdings Limited, the Company is no longer considered to be a "development stage enterprise" and is no longer required to report its financial statements in accordance with SFAS No. 7.

The consolidated financial statements represent the activities of the Company and its wholly owned subsidiaries. The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. TONGLIN uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Revenue recognition

Product sales are recognized when the products are delivered and title has passed. The Company offers no warranties on its products. However, the customers have 3-5 days to inspect the goods and to notify the Company if there are any products that do not meet the quality standards set forth in their contracts. The Company at this time replaces the defective goods with new products. The defective goods are returned to the Company and are reworked and returned to inventory.

Sales revenue represents the invoiced value of goods, net of a value-added tax
(VAT). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Plant and equipment, net

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the six months ended June 30, 2004 and 2003 amounted to $106,404 and $67,157, respectively. Estimated useful lives of the assets are as follows:

                                                          Estimated Useful Life
                                                          ---------------------
Buildings                                                      20-30 years
Machinery and equipment                                        10-15 years
Furniture and fixtures                                          5-10 years

Construction in progress includes engineering costs, insurance costs, wages, interest and other costs relating to construction in progress. Balances in construction in progress are transferred to equipment when the related assets are ready for their intended use. No depreciation is provided for on construction in progress.

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds projected future cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2004, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following:

                                                   June 30,         December 31,
                                                     2004              2003
                                                  -----------       -----------
                                                  (Unaudited)        (Audited)
                                                  -----------       -----------
Buildings and improvements                        $ 1,187,128       $ 1,187,128
Machinery and equipment                             2,242,099         2,064,257
Construction in progress                               79,615            64,850
                                                  -----------       -----------
      Totals                                        3,508,842         3,316,235
Accumulated depreciation                             (868,529)         (762,228)
                                                  -----------       -----------
      Property and equipment, net                 $ 2,640,313       $ 2,554,007
                                                  ===========       ===========

In the year 2000, Rongxin, as part of its original capital contribution to TONGLIN, contributed certain buildings, machinery, and equipment in the amount of RMB 5,111,248, or approximately $618,500. The buildings, machinery, and equipment were originally purchased by Rongxin through financing provided by Rongxin's banking institution and were pledged as collateral for this loan. The term of this loan commenced on August 31, 1999 and will expire on August 30, 2004. The titles of the buildings, machinery, and equipment are still in the name of Rongxin and will be transferred to TONGLIN once the loan is paid off (and consequently the buildings, machinery, and equipment will be released as collateral). As of the date of this report, the titles of the said buildings, machinery, and equipment (net book value of $138,511) have not been transferred to TONGLIN.

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

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-owned banks at June 30, 2004 and December 31, 2003 amounted to $975,150 and $2,500,000, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company has a concentration of sales risk where five customers represent 93.2% or $8,742,486 of total sales for the six months ended June 30, 2004, as compared to 92.9% or $8,130,427 for five customers in the six months ended June 30, 2003. Total outstanding accounts receivable for these customers amounted to $5,117,501 and $4,959,943 as of June 30, 2004 and December 31, 2003,
respectively.

Cash-restricted

The Company through its bank agreements is required to keep certain cash amounts on deposit which are subject to withdrawal restrictions. The restricted amounts are $ 0 and $2,057,000 as of June 30, 2004 and December 31, 2003, respectively.

Inventories

Inventories are stated at the lower of cost or market on the first in first out method of accounting and consist of the following:

                                                  June 30,         December 31,
                                                    2004              2003
                                                 ----------        ----------
                                                (Unauidted)         (Auidted)
                                                 ----------        ----------
Raw materials                                    $  458,901        $  936,619
Finished goods                                    1,073,526         1,200,055
                                                 ----------        ----------
      Totals                                     $1,532,427        $2,136,674
                                                 ==========        ==========

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

Accounts receivable, trade

The Company conducts its business operations in the People's Republic of China. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. However, the Company records a provision for accounts receivable trade that ranges from 0.3% to 1.0% of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in the PRC. The allowance for doubtful accounts as of June 30, 2004 and December 31, 2003 amounted to $20,430.

Accounts receivable, trade special

This amount represents trade accounts receivable due from various customers for which the customers' banks have guaranteed payments of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit a request for payment to the customer's bank earlier than the scheduled payment date; however, the Company incurs interest and processing fee in such instances.

Intangible assets

All land in the People's Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a "land use right" (the Right) to use the land. In 2003, TONGLIN purchased the Right to use the land for 50 years from the government for a fee in the amount of $171,358.

The Right is being amortized over a minimum life of 10 years in accordance with generally accepted accounting principles in the PRC. The expense for the six months ended June 30, 2004 and 2003 amounted to $8,568 and $3,336, respectively. However, the Certificate of Land Use Right for this land is held in the name of Chengdu Rongxin Industrial Co., Ltd., a related party. TONGLIN has applied for a name change on the Certificate of the Land Use Right. As of the date of this report this process has not been finalized.

The Certificates of Land Use Rights of approximately 57,347 Chinese acres of land are occupied by buildings operated by TONGLIN, which are held in the name of Chengdu Rongxin Industrial Co., Ltd., a related party. The land use rights have been acquired from 1998 through 2000 for a life of 50 years. Chengdu Rongxin Industrial Co., Ltd. has verbally agreed to let TONGLIN use the property for agreed upon purposes through the life of the Land Use Rights. However, the Land Use Rights remains in the name of Chengdu Rongxin Industrial Co., Ltd. TONGLIN is not charged for the use of the land nor has an asset been reflected on TONGLIN's balance sheet for these rights. The original cost of the land use rights amounted to $324,076. In order to better report the actual expenses of the operations the Company has reported in the accompanying consolidated statements of income an expense for the use of the land with a corresponding entry to paid-in-capital. The Rights are being amortized over 10 years based upon the original cost of the rights and the expense for the six months ended June 30, 2004 and 2003 amounted to $16,173.

Chengdu Rongxin Industrial Co., Ltd. has not indicated to TONGLIN that they will need the use of the land within the next year. However, Chengdu Rongxin Industrial Co., Ltd. has the right to occupy the land once notification is given to TONGLIN.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. There are no deferred taxes as of June 30, 2004 and 2003.

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

The Company through its subsidiary, TONGLIN, is governed by the Income Tax Law of the People's Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws). The Income Tax Law of the PRC for Enterprises with Foreign Investments and Foreign Enterprises states, "Any enterprise with foreign investments of a production nature scheduled to operate for a period of not less than ten years shall, upon examination and verification by the tax authorities in the year the company begins to make a profit, be exempted from income taxes in the first and second years and allowed a fifty percent reduction in the standard tax rates in the third to fifth years."

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

The Company was exempt from income tax from 2000 to 2001. TONGLIN is located in a Special Economic Zone and the PRC tax authorities have approved a special income tax rate of 15% for this area. In addition, TONGLIN in accordance with the Circular of Transmission the State Administration of Taxation of Sichuan Province on Implementing the Relevant Tax Policies of Development of the West Regions and Implement of the Suggestion Concretely of State Administration of Taxation, "the enterprise income tax of the foreign investment enterprises in the legal tax reduction period shall be reduced by 7.5%." TONGLIN generated profits in the year ended December 31, 2000. Effective January 1, 2002, the two-year 100% exemption for income taxes had expired for TONGLIN and it became subject to income tax at a reduced rate of 7.5% for 2002, 2003 and 2004. The Company is not subject to any local income tax of 3% until the exemption and reduction periods expire in 2005.

The provision for income taxes at June 30 consisted of the following:

                                                           2004           2003
                                                         --------       --------
Provision for China income tax                           $173,358       $190,108
Provision for China local tax                                --             --
Deferred taxes                                               --             --
                                                         --------       --------
      Total provision for income taxes                   $173,358       $190,108
                                                         ========       ========

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                            2004          2003
                                                            ----          ----
U.S. Statutory rates                                        34.0%         34.0%
Foreign income not recognized in USA                       (34.0)        (34.0)
China income taxes                                           7.5           7.5
                                                            ----          ----
      Totals                                                 7.5%          7.5%
                                                            ====          ====

The Company has recorded an allowance for bad debts in the amount of $278,300 as further described in note 5. This amount has been recorded as an expense for financial statement purposes. However, the ultimate deduction for Chinese income tax purposes has not been determined and the amount to be deducted must be approved by the appropriate Chinese taxing authority. A valuation allowance for the entire amount has been established due to the uncertainty of realizing the deduction of this expense for income tax purposes as a result of this uncertainty no deferred taxes has been provided in the accompanying consolidated financial statements.

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

On August 14, 2003, the State Taxation Administration of Dayi County Sichuan Province issued a certificate stating that the income tax and valued added tax of TONGLIN from inception through the year ending December 31, 2002 have been fully paid.

Note 2 - Condensed financial statements and footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions for Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures that are normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Management of the Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with CHINA AUTOPARTS' audited financial statements included in its Annual Report on Form 10-KSB dated March 19, 2004 and RHOHAN's audited consolidated financial statements for the year ended December 31, 2003 and notes thereto included in CHINA AUTOPARTS' Current Report on Form 8-K, dated May 13, 2004.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of operations, changes in shareholders' equity and cash flows for the six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 3 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $78,681 and $105,776 for the six months ended June 30, 2004 and 2003, respectively. Interest paid (including interest paid to related parties) for the six months ended June 30, 2004 and 2003 amounted to $147,777 and $129,046, respectively.

In 2003, TONGLIN made a non-cash shareholders' distribution of $3,638,090 to offset other receivables/payables due from/to related parties.

In April, 2004, RHOHAN declared a $1,000,000 dividend distribution of which $435,600 was paid by June 30, 2004 with the remaining $564,400 recorded as a dividend payable on the accompanying balance sheet.

On April 22, 2004, the Company issued 8,590,910 shares of common stock in a reverse acquisition transaction for no cash.

Note 4 - Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the six months ended June 30, 2004 and 2003 (3,774,988 was the weighted average number of shares used to calculate EPS for the six months ended June 30, 2004 and 500,000 was the number of shares used to calculate EPS for the six months ended June 30, 2003) The weighted average number of shares used to calculate EPS for the six months ended June 30, 2003 reflects only the 500,000 shares outstanding for that period and does not include the 8,590,910 shares issued on April 22, 2004 in the reverse acquisition transaction.

Weighted average number of shares outstanding as of June 30, 2004 is computed as follows:

         Dates                   Shares                         Weighted -
      Outstanding              Outstanding        Days        Average Shares
-------------------------    ----------------   ----------  -------------------
Year - 2004
-------------------------
January 1 - June 30                  500,000          181           90,500,000
April 22 - June 30                 8,590,910           69          592,772,790
                                                ----------  -------------------
Totals                                                181          683,272,790
                                                ==========  ===================

Weighted-average shares - 6 months                                   3,774,988
                                                            ===================

April 1 - June 30                    500,000           90           45,000,000
April 22 - June 30                 8,590,910           69          592,772,790
                                                ----------  -------------------
Totals                                                 90          637,772,790
                                                ==========  ===================

Weighted-average shares - 3 months                                   7,086,364
                                                            ===================

Note 5 - Other receivables

In 2003 the Company made a prepayment of $278,300 to purchase several molds to be used in its operations. As of December 31, 2003, the molds were never delivered by the vendor. The Company is currently in litigation with the vendor.

Management intends to pursue collection of this receivable; however, management is uncertain that they will prevail in collecting the entire amount. As of June 30, 2004, management has decided to fully reserve this amount as uncollectible.

Note 6 - Notes payable-bank

The Company has the following lines of credit outstanding:

                                                                                       June 30,            December 31,
                                                                                         2004                  2003
                                                                                  ----------------     -------------------
                                                                                      Unaudited               Audited
                                                                                  ----------------     -------------------
Shanghai Pu Dong Development Bank, Chengdu Branch
              due June 2004, transaction fee at 0.05%
              restricted cash requirement of 30% or $363,000
              Chengdu Rongxin Ruigao Machinery Co., Ltd.
              guaranteed the difference between the cash
              amount deposited and the credit line amount                         $             --     $         1,210,000

Chengdu City Commercial Bank, Dayi Branch
              due May 2004,  transaction fee at 0.05%
              restricted cash requirement of 40% or $726,000
              Chengdu Rongxin Industrial Co., Ltd. guaranteed the
              difference between the cash amount deposited
              and the credit line amount                                                        --               1,815,000

Chengdu City Commercial Bank, Dayi Branch
              due June 2004, transaction fee at 0.05%
              restricted cash requirement of 40% or $968,000
              Chengdu Rongxin Industrial Co., Ltd. guaranteed the
              difference between the cash amount deposited                                      --               2,420,000
              and the credit line amount
                                                                                  ----------------     -------------------
                          Totals                                                  $             --     $         5,445,000
                                                                                  ================     ===================

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

This amount is non interest bearing and is due and payable in May 2004. On April 1, 2004, Chengdu Taichang Metals Co., Ltd. repaid this amount in full.

Note 7 - Short-term loans payable - bank

The Company has the following short-term loans payable:

                                                                                      June 30,           December 31,
                                                                                        2004                 2003
                                                                                   ----------------    ------------------
                                                                                      Unaudited             Audited
                                                                                   ----------------    ------------------
Chengdu City Commercial Bank, Dayi Branch
      due January 15, 2005 and January 29, 2004, respectively,
      monthly interest only payment at 0.57525%, guaranteed
      by Chengdu High Pressure Valve Plant, a related party                        $     1,210,000     $       1,210,000

Shanghai Pu Dong Development Bank, Chengdu Branch
      due March 29, 2005 and March 9, 2004, respectively,
      monthly interest only payment at 0.48675%, guaranteed
      by Chengdu Rongxin Ruigao Machinery Co., Ltd., a
      related party                                                                      3,630,000             3,630,000
                                                                                   ----------------    ------------------
          Totals                                                                   $     4,840,000     $       4,840,000
                                                                                   ================    ==================

In 2004 the above loans have been refinanced into short-term loans due within one year in the amount of $4,840,000.

Total interest expense on all bank debt for the six months ending June 30, 2004 and 2003 amounted to $147,777 and $99,589 respectively.

Note 8 - Related party transactions and contingencies

The following is a list of related parties described in the accompanying consolidated financial statements:

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

Chengdu Taichang Metals Co., Ltd. is 95% owned by Mr. Li Jing, who is the son of Mr. Li Yungao.

During the six months ended June 30, 2004 and 2003, the Company entered into the following transactions with related parties:

Sales, purchases and other expenses

                                                                          2004                      2003
                                                                   -------------------       -------------------
Sales
Chengdu Rongxin Ruigao Machinery Co., Ltd.                         $            5,993        $            9,577
                                                                   ===================       ===================

Cost of sales
Chengdu Rongxin Ruigao Machinery Co., Ltd.                         $            5,762        $            8,784
                                                                   ===================       ===================

Interest expense
Chengdu Rongxin Ruigao Machinery Co., Ltd.                         $               --        $           29,457
                                                                   ===================       ===================

Lease expense
Chengdu Rongxin Ruigao Machinery Co., Ltd.                         $           60,500        $           60,500
                                                                   ===================       ===================

Amounts due to/from related parties

                                                                        June 30,                December 31,
                                                                          2004                      2003
                                                                    ------------------       -------------------
                                                                       (Unaudited)                (Audited)
                                                                    ------------------       -------------------
Other receivables - related party:
      Chengdu Rongxin Ruigao Machinery Co., Ltd.                    $       4,507,929        $           17,785
      Chengdu High Pressure Valve Plant                                        53,090                        --
      Chengdu Taichang Metals Co., Ltd.                                       121,000                 5,445,000
                                                                    ------------------       -------------------
                                                      Totals        $       4,682,019        $        5,462,785
                                                                    ==================       ===================

Other payables - related party:
      Chengdu Taichang Metals Co., Ltd.                             $          69,511        $          242,000
                                                                    ==================       ===================

On May 20, 2003, TONGLIN entered into an agreement with Chengdu Taichang Metals Co., Ltd. to make a 12-month loan in the amount of $3,025,000 to Chengdu Taichang Metals Co., Ltd. using the proceeds from TONGLIN's bank line of credit described in Note 6. In addition, TONGLIN paid $1,089,000 to their bank as restricted cash deposit as required by the loan agreement.

The $3,025,000 was required to be paid to TONGLIN upon maturity together with interest calculated based on the amount of restricted cash deposit using the bank's monthly interest rate of 0.4425%. Chengdu Taichang Metals Co., Ltd. will pay a consultation fee of $121,000 to TONGLIN upon maturity of the loan. On April 1, 2004, Chengdu Taichang Metals Co., Ltd. repaid these amounts in full.

On May 29, 2003, TONGLIN entered into an agreement with Chengdu Taichang Metals Co., Ltd. to make a loan in the amount of $2,420,000 to Chengdu Taichang Metals Co., Ltd. using the proceeds from TONGLIN's bank line of credit described in
Note 6. In addition, TONGLIN paid $968,000 to its bank as the restricted cash deposit as required by the loan agreement.

The $2,420,000 was required to be paid to TONGLIN upon maturity together with interest calculated based on the amount of restricted cash deposit using the bank's monthly interest rate of 0.4425%. Chengdu Taichang Metals Co., Ltd. was required to pay a fee of $77,101 to TONGLIN upon maturity of the loan. On April 1, 2004, Chengdu Taichang Metals Co., Ltd. repaid these amounts in full.

As part of the above loan transactions Chengdu Taichang Metals Co., Ltd. deposited $242,000 of cash with TONGLIN as a partial guarantee to ensure that the loans would be paid in full at maturity.

The other amounts due from related parties are generated from the Company making various cash advances and short term loans and the allocation of various expenses to related parties. These transactions are re-occurring in nature and are generally repaid during the current year on a revolving basis. The Company does not charge interest on these receivables.

On January 1, 2000, TONGLIN and Chengdu Rongxin Enterprises Co., Ltd. entered into a Working Ground and Transportation Equipment Leasing Agreement, under which TONGLIN leases office building space, living areas and vehicles with an annual rent of $121,000.

Short-term loans from Chengdu Rongxin Ruigao Machinery Co., Ltd. (formerly Chengdu Rongxin Enterprises Co., Ltd.) amounted to $544,500 during the year ending December 31, 2002. This loan included interest at rates ranging from 7.49% to 12.10% per annum and was paid off in 2003. Interest paid for the six months ended June 30, 2004 and 2003 amounted to $0 and $29,457 respectively.

On November 4, 2003, TONGLIN and Industrial and Commercial Bank of China Dayi County Branch entered into the "Intangible Right Security Agreement", under which TONGLIN has guaranteed a $1,089,000 bank line of credit issued to Chengdu Rognxin Ruigao Machinery Co., Ltd. The term of this bank line of credit expired on April 29, 2004. As of June 30, 2004, this guarantee of the bank line of credit was released.

Note 9 - Leases

The Company leases office building space, living quarters, and vehicles from Chengdu Rongxin Ruigao Machinery Co., Ltd. formerly Chengdu Rongxin Enterprises Co., Ltd., a related party, in the amount of $121,000 per year. The lease expenses paid for the six months ended June 30, 2004 and 2003 amounted to $60,500 and $60,500, respectively. Chengdu Rongxin Enterprises Co., Ltd. was dissolved in October 2002. All of the assets, including the lease agreement, were taken over by Chengdu Rongxin Ruigao Machinery Co., Ltd., a related party. This agreement has no expiration date at this time.

Note 10 - Other operating income

The Company has entered into various contractual arrangements to act as an agent for Chengdu Zhengheng Engine Parts Co., Ltd. where the Company receives a commission on sales of products purchased from Chengdu Zhengheng Engine Parts Co., Ltd. For the six months ending June 30, 2004 and 2003, this income amounted to $82,014 and $231,182, respectively.

Note 11 - Dividend distribution

Before the Company entered into the Stock Exchange Agreement, the Company declared a $1,000,000 dividend distribution to Double Unity Investments. As June 30, 2004, $435,600 was paid with the remaining balance of $564,400 recorded as a dividend payable on the accompanying balance sheet.

Item 2.

MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

Overview

      China Autoparts, Inc. (the "Company") was incorporated in the State of Delaware on May 1, 2001 and it is a holding company for Rhohan Holdings Limited, a British Virgin Islands company ("Rhohan"). Rhohan is a holding company for, and owns 100% of, Chengdu Tonglin Casting Industrial Co., Ltd. ("Tonglin"). Tonglin is a manufacturer of engine blocks in the People's Republic of China ("PRC") which currently manufactures and is developing a total of 20 different engine blocks which accommodate three or four cylinders for cars, mini vans and light trucks manufactured in the PRC.

      On May 13, 2004, the Company acquired 100% of Rhohan pursuant to an April 22, 2004 Capital Stock Exchange Agreement in exchange for 8,590,910 shares of the Company's $.0001 par value per share common stock.

      Tonglin sells its products through an internal sales staff and primarily to five customers. For the six months ended June 30, 2004 and June 30, 2003, those five customers accounted for 93.2% and 92.9% of total sales, respectively. The loss of any of these customers and Tonglin's lack of a very large customer base could adversely impact its business.

      Tonglin does not recognize sales until its products are accepted by its customers. Pursuant to the terms of its contracts with customers, Tonglin is responsible for the shipments of its products and bears the risk of loss during those shipments. In addition, the terms of the contracts also stipulate that upon the delivery of each shipment at the customer's facility, the customer and a Tonglin representative must jointly inspect the newly arrived products. Customer rejections due to defective products or inconformity with the shipping orders placed must be agreed up by both parties at the end of the inspection.

      Products that are rejected by customers are repaired and returned to inventory. Tonglin has not experienced returns in material quantities for any of its products during the six months ended June 30, 2004, and therefore does not believe that it is subject to material risk of inventory buildup attributable to returns.

      Over the previous two years, Tonglin has expanded its operations and production facilities in order to meet increased demands from existing customers, who have expressed satisfaction with Tonglin's products. Accordingly, in the fiscal years ended December 31, 2003 and December 31, 2002, Tonglin invested approximately $1.8 million and $.3 million, respectively, on improvements of existing production facilities and acquiring new equipment. During the six months ended June 30, 2004, TONGLIN invested $47,868 in new equipment. These expenditures resulted in an increase in Tonglin's production capacity from approximately 400,000 to approximately 700,000 engine blocks during the same period.

      Tonglin operates in a highly competitive environment. The competition is expected to intensify with PRC's admission into the World Trade Organization. We believe there will be an influx of foreign products and further dilution of the autoparts market in PRC. Tonglin believes that the selling prices for its products may decrease in future periods, although the timing and amounts of these decreases cannot be predicted with any certainty at the present time. These decreases may be offset by the introduction of new products and the increasing in sales volumes.

Results of Operations

Sales and Gross Profit

      Net sales for the six months ended June 30, 2004 were approximately $9.4 million compared to approximately $8.7 million for the six months ended June 30, 2003, an increase of approximately 7.3%. The increase in net sales resulted primarily from the increased sales to existing customers and increased sales of the 465Q product.

      Gross profit for the six months ended June 30, 2004 was approximately $3.2 million, a decrease of approximately 17.5% or approximately $0.7 million from approximately $3.9 million for the prior year. The decrease in gross profit was primarily due to an increase in the cost of iron used in the production of Tonglin's engine blocks, which has increased from $217 per ton during the six months ended June 30, 2003 to $310 per ton during the six months ended June 30, 2004.

      During the six months ended June 30, 2004 and June 30, 2003 there was a substantial concentration of sales. During the six months ended June 30, 2004, approximately 93.2% of sales were sales to the top five customers and approximately 79.9% of sales were sales to the top three customers. For the six months ended June 30, 2003, approximately 92.9% of sales were sales to the top five customers and approximately 64.6% of sales were sales to the top three customers.

Cost of Sales

      Cost of sales increased to approximately $6.2 million in the six months ended June 30, 2004, or approximately 27.2% from approximately $4.9 million in the prior year, primarily due to the increase in the cost of iron noted above.

      Tonglin's increase in production resulted from increased orders from certain existing customers and increased sales of Tonglin's 465Q product from 88,846 units during the six months ended June 30, 2003 to 104,109 units for the six months ended June 30, 2004.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were approximately $0.86 million, in the six months ended June 30, 2004, or approximately 9.2% of net sales, compared to approximately $0.9 million, or approximately 10.2% of net sales, for the six months ended June 30, 2003.

      Selling, general and administrative expenses for the six months ended June 30, 2004 were primarily made up of salaries and wages ($306,881) and engine block assembly and delivery charges ($235,980). Other expenses remained constant between periods due to better cost controls by management.

Income Taxes

      The Company did not carry on any business and did not maintain any branch office in the United States during the six months ended June 30, 2004 or the six months ended June 30, 2003. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

      Pursuant to the relevant laws and regulations in the PRC, Tonglin, as a wholly foreign owned enterprise in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year, after loss carry-forwards from the previous five years have been recovered. Tonglin is profitable and all losses were recovered as of January 1, 2002. Beginning on that date, Tonglin, as a wholly foreign owned enterprise, became entitled to 50% relief from the PRC enterprise income tax for the following three years.

      In addition, because Tonglin is located in a Special Economic Zone designated by the PRC government, it is entitled to a special discounted enterprise income tax rate of 15%. Therefore Tonglin's income tax rate for the six months ended June 30, 2004 and June 30, 2003 was 50% of the discounted tax rate of 15%, which is 7.5%. Tonglin's income tax rate will remain 7.5% until December 31, 2004, at which time the full rate of 15% will come into effect.

      Tonglin is also exempt from local income taxes of 3% until January 1, 2005.

Plan of Operation

      Starting on April 1, 2004, Tonglin's one year plan of operation centered on continuing to increase its sales and production. Tonglin has already made capital investments which allow it to produce an additional 250,000 more engine blocks than production in the fiscal year ended December 31, 2003. Now, it is focusing on marketing additional products to its existing customers and adding new customers through increased advertising and calls on potential customers in Shenyang Xinguang and SAIC-Chery where Tonglin does not currently have a presence.

      In order to increase its sales to existing customers, Tonglin plans to increase its sales and service personnel, particularly personnel who are on site at Tonglin's customers. In addition, Tonglin plans to continue working on its nine new products under development, including five products which have already been sent to customers for testing, and also plans to put at least two more products into its development pipeline prior to the end of fiscal 2004. Currently there are two new products in the process of development.

      Tonglin believes that it will be able to execute its plan of operation using its existing income, earnings and credit facilities without having to raise capital from outside sources.

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

      In April, 2004, Rhohan declared a $1,000,000 dividend distribution for the purpose of paying the expenses of going public.

      Tonglin believes that over the next 12 months it will continue to rely on short term bank loans to finance its operations. As of June 30, 2004, Tonglin had the following short term loans outstanding with the following terms:

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

Accounts Receivable

      The decrease in trade accounts receivable from December 31, 2003 to June 30, 2004 is primarily attributable to faster collections and the transfer of more receivables into arrangements where the customer's bank guarantees payment of the receivables within a three to six month period as explained in Note 1 to the Company's Consolidated Financial Statements.

      The decrease in Other Receivables to approximately $4.7 million as of June 30, 2004 from approximately $5.5 million as of December 31, 2003, was primarily due to the repayment from our related party - Chengdu Taichang Metals Co., Ltd.

Inventory

      Inventories of finished goods decreased between December 31, 2003 and June 30, 2004 from approximately $1.2 million to approximately $1.1 million. Inventories of raw materials decreased between December 31, 2003 and June 30, 2004 from approximately $0.9 million to approximately $0.46million. The decrease in finished goods and raw materials was primarily to reduce inventory levels because of the increase in the cost of iron.

Accounts Payable

      Accounts payable, accrued expenses and other payables decreased from December 31, 2003 to June 30, 2004 primarily as a result of the Company paying its suppliers and employee bonuses and repayment of notes payable to bank in the first six months of 2004.

Cash

      The decrease in cash from December 31, 2003 to June 30, 2004 was primarily attributable to the repayment of notes payable to bank.

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

Revenue recognition

Product sales are recognized when the products are delivered and title has passed. The Company offers no warranties on its products. However the customers have 3-5 days to inspect the goods and to notify the Company if there are any products that do not meet the quality standards set forth in their contract. The Company at this time replaces the goods with new products and the defective goods are returned to the Company and are reworked and returned to inventory.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2004, the Company expects these assets to be fully recoverable.

Bad debts

The Company's business operations are conducted in the People's Republic of China. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. However, the Company records a provision for accounts receivable trade which ranges from 0.3% to 1.0% of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in the PRC.

Item 3. Controls and Procedures

      As of August 13, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

      On May 13, 2004, the Company issued a total of 8,590,910 shares of its $.0001 par value per share common stock to a total of eight persons and entities at the closing of an April 22, 2004 Capital Stock Exchange Agreement pursuant to which the Company acquired all of the issued and outstanding stock of Rhohan Holdings Limited, a BVI company, which owns 100% of Chengdu Tonglin Casting Industrial Co., Ltd, a PRC company. The issuances were accomplished pursuant to Regulation S on the basis that each of the persons and entities to whom the common stock was issued is a non-U.S. person as defined under Regulation S.

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

(b) The Company filed Current Reports on Form 8-K dated May 20, 2004 and May 13, 2004 respectively.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHINA AUTOPARTS, INC.


Date: August 13, 2004                   /s/ Chen Weisheng
                                        -------------------------------
                                        By: Chen Weisheng, CFO