Form 10QSB
period 2004-09-30
CHINA AUTOPARTS, INC.
filed 2004-11-15
CIK 1167240

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.
                                      20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to________________

Commission File No. 000-49630

                              CHINA AUTOPARTS, INC.
        -----------------------------------------------------------------
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

                                  212-684-3760
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X] No  [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 12, 2004 there were 9,090,910 shares outstanding.

Transitional Small Business Format: Yes [_]  No [X]

                         PART I -- FINANCIAL INFORMATION

                    CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                  A S S E T S
                                                                                            September 30,    December 31,
                                                                                                2004             2003
                                                                                            ------------     ------------
                                                                                             (Unaudited)        (Audited)
                                                                                            ------------     ------------
CURRENT ASSETS:
    Cash                                                                                    $    142,049     $    488,001
    Cash - restricted                                                                          1,755,763        2,057,000
    Accounts receivable, trade, net of allowance for doubtful
      accounts of $20,430 as of September 30, 2004 and December 31, 2003                       6,392,036        6,789,525
    Accounts receivable, trade special                                                         3,372,300          943,800
    Other receivables, net of allowance for doubtful accounts of $278,300
      as of September 30, 2004 and December 31, 2003                                             291,206          407,470
    Other receivables - related party                                                          3,023,801        5,462,785
    Prepaid expense                                                                            1,995,709        1,030,156
    Prepaid expense-related party                                                                 16,048               --
    Inventories                                                                                1,400,822        2,136,674
                                                                                            ------------     ------------
      Total current assets                                                                    18,389,734       19,315,411
                                                                                            ------------     ------------

PLANT AND EQUIPMENT, net                                                                       2,672,172        2,554,007
                                                                                            ------------     ------------

OTHER ASSETS:
    Intangible asset, net                                                                        149,938          162,790
    Employee advances                                                                            125,119          333,247
                                                                                            ------------     ------------
      Total other assets                                                                         275,057          496,037
                                                                                            ------------     ------------
        Total assets                                                                        $ 21,336,963     $ 22,365,455
                                                                                            ============     ============

                 L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
    Accounts payable                                                                        $    796,626     $  1,854,085
    Accounts payable - related party                                                                  --           15,675
    Advances from customers                                                                       58,416           54,934
    Wages and benefits payable                                                                   304,559          689,225
    Income and other taxes payable                                                               398,595          527,011
    Accrued liabilities                                                                          520,478          379,689
    Other payables                                                                             2,226,642        1,333,471
    Other payables - related party                                                                    --          242,000
    Dividend payable                                                                             497,804               --
    Notes payable - bank                                                                       3,025,000        5,445,000
    Short-term loans payable - bank                                                            4,840,000        4,840,000
                                                                                            ------------     ------------
      Total current liabilities                                                               12,668,120       15,381,090
                                                                                            ------------     ------------
CONTINGENCIES                                                                                         --               --
                                                                                            ------------     ------------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.0001 par value, 1,000,000 shares authorized, none issued,Common stock, $.0001 par value, 20,000,000
    shares authorized,
    9,090,910 and 500,000 shares issued and outstanding, respectively                                959              100
    Paid-in-capital                                                                              336,372          312,971
    Statutory reserve                                                                          1,561,222        1,561,222
    Retained earnings                                                                          6,757,871        5,101,798
    Accumulated other comprehensive income                                                        12,419            8,274
                                                                                            ------------     ------------
      Total shareholders' equity                                                               8,668,843        6,984,365
                                                                                            ------------     ------------
        Total liabilities and shareholders' equity                                          $ 21,336,963     $ 22,365,455
                                                                                            ============     ============

The accompanying notes are an integral part of this statement.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                          Three months ended             Nine months ended
                                                    --------------------------    ---------------------------
                                                             September 30,                September 30,
                                                    --------------------------    ---------------------------
                                                       2004           2003           2004           2003
                                                    ------------   ------------   ------------   ------------
                                                     (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                    ------------   ------------   ------------   ------------
REVENUES                                            $  3,823,660   $  3,534,462   $ 13,207,879   $ 12,283,108

COST OF SALES                                          2,743,539      2,310,551      8,912,900      7,160,737
                                                    ------------   ------------   ------------   ------------

GROSS PROFIT                                           1,080,121      1,223,911      4,294,979      5,122,371

OTHER OPERATING INCOME                                    50,479         84,969        132,493        316,151
SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES            474,567        251,027      1,333,581      1,147,374
                                                    ------------   ------------   ------------   ------------

INCOME  FROM OPERATIONS                                  656,033      1,057,853      3,093,891      4,291,148

OTHER EXPENSE, net of other income                        95,830         42,936        222,249        330,288
                                                    ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                               560,203      1,014,917      2,871,642      3,960,860

PROVISION FOR INCOME TAXES                                42,211        106,957        215,569        297,065
                                                    ------------   ------------   ------------   ------------

NET INCOME                                               517,992        907,960      2,656,073      3,663,795

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment                    1          4,780          4,145           (515)
                                                    ------------   ------------   ------------   ------------

COMPREHENSIVE INCOME                                $    517,993   $    912,740   $  2,660,218   $  3,663,280
                                                    ============   ============   ============   ============

EARNINGS PER SHARE, BASIC AND DILUTE$                       0.06   $       1.83   $       0.48   $       7.33

                                                    ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES                      9,090,910        500,000      5,579,297        500,000
                                                    ============   ============   ============   ============

The accompanying notes are an integral part of this statement.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                  Number         Common       Paid in          Statutory         Retained
                                                of shares        stock        capital          reserves          earnings
                                               -----------   -------------  ---------------  ---------------  ----------------
                                               (Unaudited)     (Unaudited)   (Unaudited)       (Unaudited)      (Unaudited)
                                               -----------   -------------  ---------------  ---------------  ----------------
BALANCE, January 1, 2003, audited                  500,000   $        100   $      280,624   $   1,174,549    $     5,253,143
   Net income                                                                                                       3,663,795
   Land use right                                                                   24,260
   Foreign currency translation adjustments
                                               -----------   ------------   --------------   -------------    ---------------
BALANCE, September 30, 2003                        500,000            100          304,884       1,174,549          8,916,938
   Net income                                                                                                         209,623
   Land use right                                                                    8,087
   Adjustment to statutory reserve                                                                 386,673           (386,673)
   Dividend distributions                                                                                          (3,638,090)
   Foreign currency translation adjustments
                                               -----------   ------------   --------------   -------------    ---------------
BALANCE, December 31, 2003, audited                500,000            100          312,971       1,561,222          5,101,798
   Issuance of common stock to Rhohan
      shareholders due to reorganization         8,590,910            859             (859)
   Net income                                                                                                       2,656,073
   Land use right                                                                   24,260
   Dividend distribution                                                                                           (1,000,000)
   Foreign currency translation adjustments
                                               -----------   ------------   ---------------  --------------   ----------------
BALANCE, September 30, 2004                      9,090,910   $        959   $      336,372   $   1,561,222    $     6,757,871
                                               ===========   ============   ===============  ==============   ================

                                                   Accumulated
                                                     other
                                                  comprehensive
                                                  income (loss)        Totals
                                                ---------------- ---------------
                                                 (Unaudited)      (Unaudited)
                                                ---------------- ---------------
BALANCE, January 1, 2003, audited               $       8,213    $   6,716,629
   Net income                                                        3,663,795
   Land use right                                                       24,260
   Foreign currency translation adjustments              (515)            (515)
                                                ---------------  --------------
BALANCE, September 30, 2003                             7,698       10,404,169
   Net income                                                          209,623
   Land use right                                                        8,087
   Adjustment to statutory reserve                                          ~~
   Dividend distributions                                           (3,638,090)
   Foreign currency translation adjustments               576              576
                                                ---------------  --------------
BALANCE, December 31, 2003, audited                     8,274        6,984,365
   Issuance of common stock to Rhohan
      shareholders due to reorganization                                   --
   Net income                                                        2,656,073
   Land use right                                                       24,260
   Dividend distribution                                            (1,000,000)
   Foreign currency translation adjustments             4,145            4,145
                                                ---------------  --------------
BALANCE, September 30, 2004                     $      12,419    $   8,668,843
                                                ===============  ==============


The accompanying notes are an integral part of this statement.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                             2004           2003
                                                                         -----------    -----------
                                                                         (Unaudited)    (Unaudited)
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $ 2,656,073    $ 3,663,795
     Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
          Foreign currency translation adjustments                             4,145           (515)
          Depreciation                                                       161,680        104,254
          Loss on disposal of equipment                                           --          3,557
          Amortization                                                        12,852          3,029
          Land use right                                                      24,260         24,260
        (Increase) decrease in assets:
          Change in restricted cash                                          301,237     (1,694,000)
          Accounts receivable - trade                                        397,489       (378,335)
          Accounts receivable - trade special                             (2,428,500)       (39,049)
          Other receivables                                                  116,264       (892,615)
          Other receivables - related party                                2,438,984     (2,022,855)
          Prepaid expenses                                                  (965,553)      (844,546)
          Prepaid expense-related party                                      (16,048)            --
          Inventories                                                        735,852       (510,980)
          Employee advances                                                  208,128       (226,220)
        Increase (decrease) in liabilities:
          Accounts payable                                                (1,057,459)     1,867,727
          Accounts payable - related party                                   (15,675)            --
          Advances from customers                                              3,482         28,034
          Wages and benefits payable                                        (384,666)      (258,147)
          Income and other taxes payable                                    (128,416)       499,545
          Accrued liabilities                                                140,789         41,948
          Income and other payables                                          893,171       (707,468)
          Other payables - related party                                    (242,000)      (544,500)
                                                                         -----------    -----------
             Net cash provided by (used in) operating activities           2,856,089     (1,883,081)
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of intangible asset - land use right                                --       (117,558)
     Purchase of fixed assets                                               (182,687)       (81,511)
     Sale of fixed assets                                                         --          3,630
     (Increase) in fixed assets from Donation                                (15,464)            --
     (Increase) in construction in progress                                  (81,694)    (1,534,506)
                                                                         -----------    -----------
             Net cash used in investing activities                          (279,845)    (1,729,945)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings net of payments on short term notes payable               (2,420,000)     3,630,000
     Decrease in bank overdraft                                                   --        (16,974)
     Dividends paid                                                         (502,196)            --
                                                                         -----------    -----------
             Net cash provided by (used in) financing activities          (2,922,196)     3,613,026
                                                                         -----------    -----------

DECREASE IN CASH                                                            (345,952)            --

CASH, beginning of period                                                    488,001             --
                                                                         -----------    -----------

CASH, end of period                                                      $   142,049    $        --
                                                                         ===========    ===========

The accompanying notes are an integral part of this statement.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The reverse acquisition was completed pursuant to a Capital Stock Exchange Agreement dated April 22, 2004. Concurrently with the closing of the reverse acquisition, Talram's shareholders changed the Company's name to China Autoparts, Inc., its directors appointed designees of Double Unity Investments Limited (100% shareholder of RHOHAN) as directors and then resigned as directors, for further explanation of the transaction; these financial statements should be read in conjunction with the Company's form 8K dated May 13, 2004.

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

Chengdu Tonglin Casting Industrial Co., Ltd. was established in Dayi County of Chengdu by Chengdu Rongxin Enterprises Co., Ltd. (Rongxin) and Rhohan Holdings Limited (RHOHAN) as a Sino-foreign equity joint venture on January 21, 2000. TONGLIN was classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. TONGLIN is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 50 year term with original registered capital of approximately $2,005,000. RHOHAN was formerly owned 100% by Double Unity Investments Limited (referred to as Double Unity), a British Virgin Islands corporation. Double Unity Investments Limited is 100% owned by Mr. Li Yungao. Rongxin is 100% owned by the Company's shareholder, Mr. Li Yungao.

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

As of April 22, 2004, China Autoparts, Inc. owns the following subsidiaries:

                                                          Percentage
      Subsidiary                                          Ownership
-----------------------------------------------------     ----------------
Rhohan Holdings Limited (BVI company) 100%                   100%
      owned by China Autoparts, Inc.
Chengdu Tonglin Casting Industrial Co., Ltd                  100%
      (Chinese registered limited liability
      company), owned 100% by
      Rhohan Holdings Limited

The reporting entity

The financial statements in the fillings of CHINA AUTOPARTS become those of RHOHAN. The consolidated financial statements of China Autoparts, Inc. and subsidiaries represent the activities of its 100% owned subsidiaries, Rhohan Holdings Limited and Chengdu Tonglin Casting Industrial Co., Ltd. Talram's continuing operations and balance sheet are insignificant and therefore not included in these financial statements.

Basis of presentation

Prior to April 22, 2004 Talram was considered to be a "development stage" enterprise and its financial statements from December 31, 2003 and prior were presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". As a result of the reverse acquisition of Rhohan Holdings Limited, the Company is no longer considered to be a "development stage enterprise" and is no longer required to report its financial statements in accordance with SFAS No. 7.

The consolidated financial statements represent the activities of the Company and its wholly owned subsidiaries. The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

Foreign currency translation

The reporting currency of the Company is the US dollar. TONGLIN uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity.

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

Plant and equipment, net

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the nine months ended September 30, 2004 and 2003 amounted to $161,680 and $104,254, respectively. Estimated useful lives of the assets are as follows:

                                                   Estimated Useful Life
Buildings                                               20-30 years
Machinery and equipment                                 10-15 years
Furniture and fixtures                                   5-10 years

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds projected future cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2004, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following:

                                                  September 30,    December 31,
                                                     2004              2003
                                                  -----------       -----------
                                                   (Unaudited)        (Audited)
                                                  -----------       -----------
Buildings and improvements                        $ 1,187,128       $ 1,187,128
Machinery and equipment                             2,372,846         2,064,257
Construction in progress                               36,070            64,850
                                                  -----------       -----------
      Totals                                        3,596,044         3,316,235
Accumulated depreciation                             (923,872)         (762,228)
                                                  -----------       -----------
      Property and equipment, net                 $ 2,672,172       $ 2,554,007
                                                  ===========       ===========

In the year 2000, Rongxin, as part of its original capital contribution to TONGLIN, contributed certain buildings, machinery, and equipment in the amount of RMB 5,111,248, or approximately $618,500. The buildings, machinery, and equipment were originally purchased by Rongxin through financing provided by Rongxin's banking institution and were pledged as collateral for this loan. The term of this loan commenced on August 31, 1999 and expired on August 30, 2004. The titles of the buildings, machinery, and equipment are still in the name of Rongxin. Currently, Rognxin is in the process of transferring to TONGLIN. As of the date of this report, the titles of the said buildings, machinery, and equipment (net book value of $131,393) have not been transferred to TONGLIN.

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

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-owned banks at September 30, 2004 and December 31, 2003 amounted to $1,889,214 and $2,500,000, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company has a concentration of sales risk where five customers represents 91.6% or $12,100,957 of total sales for the nine months ended September 30, 2004, as compared to 93.5% or $11,478,709 for five customers in the nine months ended September 30, 2003. Total outstanding accounts receivable for these customers amounted to $5,332,862 and $4,959,943 as of September 30, 2004 and December 31, 2003, respectively.

Cash-restricted

The Company through its bank agreements is required to keep certain cash amounts on deposit which are subject to withdrawal restrictions. The restricted amounts are $1,755,763 and $2,057,000 as of September 30, 2004 and December 31, 2003,
respectively.

Inventories

Inventories are stated at the lower of cost or market on the first in first out method of accounting and consist of the following:

                                       September 30,  December 31,
                                          2004           2003
                                       ----------     ----------
                                       (Unaudited)    (Audited)
                                       ----------     ----------
Raw materials                          $  132,592     $  936,619
Finished goods                          1,268,230      1,200,055
                                       ----------     ----------
      Totals                           $1,400,822     $2,136,674
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

Accounts receivable, trade

The Company conducts its business operations in the People's Republic of China. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. However, the Company records a provision for accounts receivable trade that ranges from 0.3% to 1.0% of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in the PRC. The allowance for doubtful accounts as of September 30, 2004 and December 31, 2003 amounted to $20,430.

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

The Right is being amortized over a minimum life of 10 years in accordance with generally accepted accounting principles in the PRC. The expense for the nine months ended September 30, 2004 and 2003 amounted to $12,852 and $3,029, respectively. However, the Certificate of Land Use Right for this land is held in the name of Chengdu Rongxin Industrial Co., Ltd., a related party. TONGLIN has applied for a name change on the Certificate of the Land Use Right. As of the date of this report this process has not been finalized.

The Certificates of Land Use Rights of approximately 57,347 Chinese acres of land are occupied by buildings operated by TONGLIN, which are held in the name of Chengdu Rongxin Industrial Co., Ltd., a related party. The land use rights have been acquired from 1998 through 2000 for a life of 50 years. Chengdu Rongxin Industrial Co., Ltd. has verbally agreed to let TONGLIN use the property for agreed upon purposes through the life of the Land Use Rights. However, the Land Use Rights remains in the name of Chengdu Rongxin Industrial Co., Ltd. TONGLIN is not charged for the use of the land nor has an asset been reflected on TONGLIN's balance sheet for these rights. The original cost of the land use rights amounted to $324,076. In order to better report the actual expenses of the operations the Company has reported in the accompanying consolidated statements of income an expense for the use of the land with a corresponding entry to paid-in-capital. The Rights are being amortized over 10 years based upon the original cost of the rights and the expense for the nine months ended September 30, 2004 and 2003 amounted to $24,260.

Chengdu Rongxin Industrial Co., Ltd. has not indicated to TONGLIN that they will need the use of the land within the next year. However, Chengdu Rongxin Industrial Co., Ltd. has the right to occupy the land once notification is given to TONGLIN.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. There are no deferred taxes as of September 30, 2004 and 2003.

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

In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities offset each other when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company through its subsidiary, TONGLIN, is governed by the Income Tax Law of the People's Republic of China (PRC) concerning Foreign Investment
Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws). Income Tax Law of the People's Republic of China for Enterprises with Foreign Investments and Foreign Enterprises states, "Any enterprise with foreign investments of a production nature scheduled to operate for a period of not less than ten years shall, upon examination and verification by the tax authorities in the year the company begins to make a profit, will be exempted from income taxes in the first and second years and allowed a fifty percent reduction in the standard tax rates in the third to fifth years."

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

The Company was exempt from income tax from 2000 to 2001. TONGLIN is located in a Special Economic Zone and the PRC tax authorities have approved a special income tax rate of 15% for this area. In addition, TONGLIN in accordance with the Circular of Transmission the State Administration of Taxation of Sichuan Province on Implementing the Relevant Tax Policies of Development of the West Regions and Implementation of the Suggested Policies of State Administration of Taxation, "the enterprise income tax of the foreign investment enterprises in the legal tax reduction period shall be reduced by 7.5%." TONGLIN generated profits in the year ended December 31, 2000. Effective January 1, 2002, the two-year 100% exemption for income taxes had expired for TONGLIN and it became subject to income tax at a reduced rate of 7.5%. The Company is not subject to any local income tax of 3% until the exemption and reduction periods expire in 2005.

The provision for income taxes at September 30 consisted of the following:

                                               2004        2003
                                             --------    --------
Provision for China income tax               $215,569    $297,065
Provision for China local tax                      --          --
Deferred taxes                                     --          --
                                             --------    --------
      Total provision for income taxes       $215,569    $297,065
                                             ========    ========

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                2004        2003
                                              ------      ------
U.S. Statutory rates                            34.0%       34.0%
Foreign income not recognized in USA           (34.0)      (34.0)
China income taxes                               7.5         7.5
                                              ------      ------
      Totals                                     7.5%        7.5%
                                              ======      ======

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

In the opinion of management,  the unaudited  condensed  consolidated  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of operations, changes in shareholders' equity and cash flows for the nine months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 3 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $182,002 and $219,845 for the nine months ended September 30, 2004 and 2003, respectively. Interest paid (including interest paid to related parties) for the nine months ended September 30, 2004 and 2003 amounted to $221,666 and $212,755 respectively.

In 2003, TONGLIN made a non-cash shareholders' distribution of $3,638,090 to offset other receivables/payables due from/to related parties.

In April, 2004, RHOHAN declared a $1,000,000 dividend distribution of which $502,196 was paid by September 30, 2004 with the remaining $497,804 recorded as a dividend payable on the accompanying balance sheet.

On April 22, 2004, the Company issued 8,590,910 shares of common stock in a reverse acquisition transaction for no cash.

Note 4 - Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the nine months ended September 30, 2004 and 2003 (5,579,297 was the weighted average number of shares used to calculate EPS for the nine months ended September 30, 2004 and 500,000 was the number of shares used to calculate EPS for the nine months ended September 30, 2003.)

The weighted average number of shares used to calculate EPS for the nine months ended September 30, 2003 reflects only the 500,000 shares outstanding for that period and does not include the 8,590,910 shares issued on April 22, 2004 in the reverse acquisition transaction.

Weighted average number of shares outstanding as of September 30, 2004 is computed as follows:

         Dates                            Shares                     Weighted -
      Outstanding                      Outstanding      Days        Average Shares
------------------------              -------------   ---------   ----------------
Year - 2004
------------------------
January 1 - September 30                   500,000         274       137,000,000
April 22 - September 30                  8,590,910         162     1,391,727,420
                                                      ---------   ---------------
Totals                                                     274     1,528,727,420
                                                      =========   ===============

Weighted-average shares - 9 months                                     5,579,297
                                                                  ===============

July 1 - September 30                      500,000          90        45,000,000
July 1 - September 30                    8,590,910          90       773,181,900
                                                      ---------   ---------------
Totals                                                      90       818,181,900
                                                      =========   ===============

Weighted-average shares - 3 months                                     9,090,910
                                                                  ===============

Note 5 - Other receivables

In 2003 the Company made a prepayment of $278,300 to purchase several molds to be used in its operations. As of December 31, 2003, the molds were never delivered by the vendor. The Company is currently in litigation with the vendor.

Management intends to pursue collection of this receivable; however, management is uncertain that they will prevail in collecting the entire amount. As of September 30, 2004, management has decided to fully reserve this amount as uncollectible.

Note 6 - Notes payable - bank

The Company has the following lines of credit outstanding:

                                                                              September 30,           December 31,
                                                                                   2004                   2003
                                                                            ---------------         ---------------
                                                                                Unaudited                Audited
                                                                            ---------------         ---------------
Shanghai Pu Dong Development Bank, Chengdu Branch
              due June 2004, transaction fee at 0.05%
              restricted cash requirement of 30% or $363,000
              Chengdu Rongxin Ruigao Machinery Co., Ltd.
              guaranteed the difference between the cash
              amount deposited and the credit line amount                   $          -             $   1,210,000

Chengdu City Commercial Bank, Dayi Branch
              due May 2004,  transaction fee at 0.05%
              restricted cash requirement of 40% or $726,000
              Chengdu Rongxin Industrial Co., Ltd. guaranteed the
              difference between the cash amount deposited
              and the credit line amount                                    $          -             $   1,815,000

Chengdu City Commercial Bank, Dayi Branch
              due June 2004, transaction fee at 0.05%
              restricted cash requirement of 40% or $968,000
              Chengdu Rongxin Industrial Co., Ltd. guaranteed the
              difference between the cash amount deposited                             -                 2,420,000
              and the credit line amount

Chengdu City Commercial Bank, Dayi Branch
              due Jan 2005, transaction fee at 0.05%
              restricted cash requirement of 30% or $544,500
              Chengdu Rongxin Industrial Co., Ltd. guaranteed the
              difference between the cash amount deposited
              and the credit line amount                                          1,815,000                    -

Chengdu City Commercial Bank, Dayi Branch
              due Feb 2005, transaction fee at 0.05%
              restricted cash requirement of 100% or $1,210,000                   1,210,000
                                                                            ---------------         --------------
                          Totals                                            $     3,025,000          $   5,445,000
                                                                            ===============         ==============

The proceeds of the above debt as of December 31, 2003, were loaned to Chengdu Taichang Metals Co., Ltd., a related party. In return for this loan, Chengdu Taichang Metals Co. Ltd. deposited $242,000 cash with TONGLIN as a partial guarantee for the loan repayment. The amount loaned to Chengdu Taichang Metals Co. Ltd. is recorded in other receivables-related party on the accompanying consolidated balance sheet and is further explained in Note 8.

This amount is non interest bearing and is due and payable in May 2004. On April 1, 2004, Chengdu Taichang Metals Co., Ltd. repaid this amount in full.

Note 7 - Short-term loans payable - bank

The Company has the following short-term loans payable:

                                                                             September 30,        December 31,
                                                                                 2004                 2003
                                                                            ---------------     ---------------
                                                                               Unaudited             Audited
                                                                            ---------------     ---------------
Chengdu City Commercial Bank, Dayi Branch
      due January 15, 2005 and January 29, 2004, respectively,
      monthly interest only payment at 0.57525%, guaranteed
      by Chengdu High Pressure Valve Plant, a related party                 $ 1,210,000          $ 1,210,000

Shanghai Pu Dong Development Bank, Chengdu Branch
      due March 29, 2005 and March 9, 2004, respectively,
      monthly interest only payment at 0.48675%, guaranteed
      by Chengdu Rongxin Ruigao Machinery Co., Ltd., a
      related party                                                           3,630,000            3,630,000
                                                                            ---------------     ---------------
          Totals                                                            $ 4,840,000          $ 4,840,000
                                                                            ===============     ===============

In 2004 the above loans have been refinanced into short-term loans due within one year in the amount of $4,840,000.

Total interest expense on all bank debt for the nine months ending September 30, 2004 and 2003 amounted to $221,666 and $173,478 respectively.

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

Chengdu Taichang Metals Co., Ltd. is 95% owned by Mr. Li Jing, who is the son of Mr. Li Yungao.

Note 8 - Related party transactions and contingencies, (continued)

During the nine months ended September 30, 2004 and 2003, the Company entered into the following transactions with related parties:

Sales, purchases and other expenses

                                                   Setpetmber 30,   December 31,
                                                       2004             2003
                                                   -------------   -------------

                                                     (Unaudited)     (Audited)
                                                   -------------   -------------
Sales
Chengdu Rongxin Ruigao Machinery Co., Ltd.           $    7,147     $    9,577
                                                     ==========     ==========

Cost of sales
Chengdu Rongxin Ruigao Machinery Co., Ltd.           $    6,939     $    8,784
                                                     ==========     ==========

Interest expense
Chengdu Rongxin Ruigao Machinery Co., Ltd.           $      --      $   39,277
                                                     ==========     ==========

Lease expense
Chengdu Rongxin Ruigao Machinery Co., Ltd.           $   90,750     $   90,750
                                                     ==========     ==========

                                                   September 30,   December 31,
                                                       2004           2003
                                                   -------------   -------------

                                                     (Unaudited)   (Audited)
                                                   -------------   -------------
Other receivables - related party:
      Chengdu Rongxin Ruigao Machinery Co., Ltd.     $2,941,575    $   17,785
      Chengdu High Pressure Valve Plant                  82,226            --
      Chengdu Taichang Metals Co., Ltd.                      --     5,445,000
                                                     ----------    ----------
                                         Totals      $3,023,801    $5,462,785
                                                     ==========    ==========

Prepaid expense - related party:
      Chengdu Taichang Metals Co., Ltd.              $   16,048    $       --
                                                     ==========    ==========

Other payables - related party:
      Chengdu Taichang Metals Co., Ltd.              $       --    $  242,000
                                                     ==========    ==========

On May 20, 2003, TONGLIN entered into an agreement with Chengdu Taichang Metals Co., Ltd. to make a 12-month loan in the amount of $3,025,000 to Chengdu Taichang Metals Co., Ltd. using the proceeds from TONGLIN's bank line of credit described in Note 6. In addition, TONGLIN paid $1,089,000 to their bank as restricted cash deposit as required by the loan agreement.

Note 8 - Related party transactions and contingencies, (continued)

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

Short-term loans from Chengdu Rongxin Ruigao Machinery Co., Ltd. (formerly Chengdu Rongxin Enterprises Co., Ltd.) amounted to $544,500 during the year ending December 31, 2002. This loan included interest at rates ranging from 7.49% to 12.10% per annum and was paid off in 2003. Interest paid for the nine months ended September 30, 2004 and 2003 amounted to $0 and $39,277 respectively.

On November 4, 2003, TONGLIN and Industrial and Commercial Bank of China Dayi County Branch entered into the "Intangible Right Security Agreement", under which TONGLIN has guaranteed a $1,089,000 bank line of credit issued to Chengdu Rognxin Ruigao Machinery Co., Ltd. The term of this bank line of credit expired on April 29, 2004. As of September 30, 2004, this guarantee of the bank line of credit was released.

Note 9 - Leases

The Company leases office building space, living quarters, and vehicles from Chengdu Rongxin Ruigao Machinery Co., Ltd, formerly Chengdu Rongxin Enterprises Co., Ltd., a related party, in the amount of $121,000 per year. The lease expenses paid for the nine months ended September 30, 2004 and 2003 amounted to $90,750 and $90,750, respectively. Chengdu Rongxin Enterprises Co., Ltd. was dissolved in October 2002. All of the assets, including the lease agreement, were taken over by Chengdu Rongxin Ruigao Machinery Co., Ltd., a related party. This agreement has no expiration date at this time.

The Company also leases office space in the United States. The monthly rent is $500 per month commencing on July 1, 2004 through June 30, 2005. The lease can be renewed annually subject to a rental rate adjustment. The lease can be terminated by either party with a 30 day notice.

Note 10 - Other operating income

The Company has entered into various contractual arrangements to act as an agent for Chengdu Zhengheng Engine Parts Co., Ltd. where the Company receives a commission on sales of products purchased from Chengdu Zhengheng Engine Parts Co., Ltd. For the nine months ending September 30, 2004 and 2003, this income amounted to $132,493 and $316,151 respectively.

Note 11 - Dividend distribution

Before the Company entered into the Stock Exchange Agreement, the Company declared a $1,000,000 dividend distribution to Double Unity Investments. As September 30, 2004, $502,196 was paid with the remaining balance of $497,804 recorded as a dividend payable on the accompanying balance sheet.

Item 2.

MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

Overview

      China Autoparts, Inc. (the "Company") was incorporated in the State of Delaware on May 1, 2001 and it is a holding company for Rhohan Holdings Limited, a British Virgin Islands company ("Rhohan"). Rhohan is a holding company for, and owns 100% of, Chengdu Tonglin Casting Industrial Co., Ltd. ("Tonglin"). Tonglin is a manufacturer of engine blocks in the People's Republic of China ("PRC") which currently manufactures and is developing over 20 different engine blocks which accommodate three or four cylinders for cars, mini vans and light trucks manufactured in the PRC.

      On May 13, 2004, the Company acquired 100% of Rhohan pursuant to an April 22, 2004 Capital Stock Exchange Agreement in exchange for 8,590,910 shares of the Company's $.0001 par value per share common stock.

      Tonglin sells its products through an internal sales staff and primarily to five customers. For the nine months ended September 30, 2004 and September 30, 2003, those five customers accounted for 91.6% and 93.5% of total sales, respectively. The loss of any of these customers and Tonglin's lack of a very large customer base could adversely impact its business.

      Tonglin does not recognize sales until its products are accepted by its customers. Pursuant to the terms of its contracts with customers, Tonglin is responsible for the shipments of its products and bears the risk of loss during those shipments. In addition, the terms of the contracts also stipulate that upon the delivery of each shipment at the customer's facility, the customer and a Tonglin representative must jointly inspect the newly arrived products. Customer rejections due to defective products or nonconformity with orders must be agreed upon by both parties at the end of the inspection.

      Products that are rejected by customers are repaired and returned to inventory. Tonglin has not experienced returns in material quantities for any of its products during the nine months ended September 30, 2004, and therefore, does not believe that it is subject to material risk of inventory buildup attributable to returns.

      Over the previous two years, Tonglin has expanded its operations and production facilities in order to meet increased demand from existing customers, which have expressed satisfaction with Tonglin's products. In the fiscal years ended December 31, 2003 and December 31, 2002, Tonglin invested a total of approximately $2.1 million on improvements of existing production facilities and the acquisition of new equipment. These expenditures resulted in an increase in Tonglin's production capacity from approximately 400,000 to approximately 700,000 engine blocks during the same period.

      Tonglin operates in a highly competitive environment. The competition is expected to intensify with the PRC's admission into the World Trade Organization. We expect to see an influx of foreign products and further dilution of the autoparts market in the PRC. Tonglin believes that the selling prices for its products may decrease in future periods, although the timing and amounts of these decreases cannot be predicted with any certainty at the present time. These decreases may be offset by the introduction of new products and the increase in sales volumes.

Results of Operations

Net Sales and Gross Profit

      Net sales for the nine months ended September 30, 2004 were approximately $13.2 million, compared to approximately $12.3 million for the nine months ended September 30, 2003, an increase of approximately 7.3%. The increase in net sales resulted primarily from increased demand for several products.

      Gross profit for the nine months ended September 30, 2004 was approximately $4.3 million, a decrease of approximately 15.7% or approximately $0.8 million from approximately $5.1 million for the prior year. The decrease in gross profit was primarily due to an increase in the cost of iron used in the production of Tonglin's engine blocks. Iron increased from $207 per ton during the nine months ended September 30, 2003 to $310 per ton during the nine months ended September 30, 2004.

      During the nine months ended September 30, 2004 and September 30, 2003 there was a substantial concentration of sales. During the nine months ended September 30, 2004, approximately 91.6% of sales were to five customers and approximately 80.2% of sales were to three customers. For the nine months ended September 30, 2003, approximately 93.5% of sales were to five customers and approximately 67.4% of sales were to three customers.

Cost of Sales

      Cost of sales increased to approximately $8.9 million in the nine months ended September 30, 2004, or approximately 23.6% from approximately $7.2 million in the prior year, primarily due to the increase in the cost of iron noted above.

      Cost of sales also increased due to increased production that resulted from increasing orders. Tonglin increased sales of the 465Q and 462Q products from 148,369 units during the nine months ended September 30, 2003 to 222,704 units for the nine months ended September 30, 2004.

Selling, General and Administrative

      Selling, general and administrative expenses were approximately $1.3 million during the nine months ended September 30, 2004, or approximately 10.1% of net sales, compared to approximately $1.1 million, or approximately 9.3% of net sales, for the nine months ended September 30, 2003.

      Selling, general and administrative expenses for the nine months ended September 30, 2004 were primarily made up of salaries and wages ($471,909) and engine block assembly and delivery charges ($284,500). The increase in selling, general and administrative expenses was primarily due to the increased salary and benefits expense with the increase in production and increased travel expenses incurred in order to develop new business.

Income Taxes

      The Company did not carry on any business and did not maintain any branch office in the United States during the nine months ended September 30, 2004 or the nine months ended September 30, 2003.

Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

      Pursuant to the relevant laws and regulations in the PRC, Tonglin, as a wholly foreign owned enterprise in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profit-making year, after all loss carry-forwards from the previous five years have been utilized. Tonglin is profitable and all losses were utilized as of January 1, 2002. Beginning on that date, Tonglin, as a wholly foreign owned enterprise, became entitled to 50% relief from the PRC enterprise income tax for the following three years.

      Because Tonglin is located in a Special Economic Zone designated by the PRC government, it is entitled to a special discounted enterprise income tax rate of 15%. Therefore Tonglin's income tax rate for the nine months ended September 30, 2004 and September 30, 2003 is 50% of the discounted tax rate of 15%, or, 7.5%. Tonglin's income tax rate will remain 7.5% until December 31, 2004, at which time the full rate of 15% will come into effect.

      Tonglin is also exempt from local income taxes of 3% until January 1, 2005.

Plan of Operation

      Tonglin's current plan of operation centers on continuing to increase its sales and production. Tonglin has already made capital investments which allow it to produce an additional 250,000 more engine blocks than production in the fiscal year ended December 31, 2003. Now, it is focusing on marketing additional products to its existing customers and adding new customers through increased advertising and calls on potential customers. Tonglin recently added the following new customers: Shenyang Xinguang, SAIC-Chery and Sichuan Fangxiang Autoparts Co., Ltd..

      In order to increase its sales to existing customers, Tonglin plans to increase its sales and service personnel, particularly personnel who are on site at Tonglin's customers. In addition, Tonglin plans to continue working on its new products under development, including five products which have already been sent to customers for testing, and also plans to put at least two more products into its development pipeline prior to the end of fiscal 2004. Currently there are two new products in the process of development.

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

      Tonglin believes that over the next 12 months it will continue to rely on short term bank loans to finance its operations. As of September 30, 2004, Tonglin had the following short term loans outstanding with the following terms:

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
Due March 29, 2005
Monthly interest only payment at 0.48675%
Guaranteed by Chengdu Rongxin Ruigao
Machinery Co., Ltd, a related party

Accounts Receivable

      The decrease in trade accounts receivable from December 31, 2003 to September 30, 2004 is primarily attributable to faster collections and the transfer of more receivables into arrangements where the customer's bank guarantees payment of the receivables within a three to six month period as explained in Note 1 to the Company's Consolidated Financial Statements.

      The decrease in Other Receivables to approximately $3.0 million as of September 30, 2004 from approximately $5.5 million as of December 31, 2003, was primarily due to the repayment from a related party - Chengdu Taichang Metals Co., Ltd.

Inventory

      Inventories of finished goods increased between December 31, 2003 and September 30, 2004 from approximately $1.2 million to approximately $1.3 million. Inventories of raw materials decreased between December 31, 2003 and September 30, 2004 from approximately $0.9 million to approximately $0.1 million. As a whole, the decrease in inventory of raw materials was primarily attributable to the increase in the cost of iron.

Accounts Payable

      Accounts payable decreased from December 31, 2003 to September 30, 2004, which was primarily attributable to faster payment of suppliers.

      The increase of other payables resulted from a Value Added Tax ("VAT")refund received in 2004 which is required to be used for research and development. The decrease of wages and salaries payable was due to the payment of accrued bonuses.

Cash

      The decrease in cash from December 31, 2003 to September 30, 2004 was primarily attributable to the repayment of notes payable banks.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2004, the Company expects these assets to be fully recoverable.

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

Item 3.            Controls and Procedures
-------            -----------------------

      As of November 2, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

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

                                   CHINA AUTOPARTS, INC.

Date: November 12, 2004             /s/ Chen Weisheng
                                   ------------------------------------------
                                   By: Chen Weisheng, CFO

                                  CERTIFICATION

I, Chen Weisheng, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of China Autoparts, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2004

/s/ Chen Weisheng
-------------------------
Chen Weisheng
CFO
                                                                              28