Form 10KSB
period 2004-12-31
CHINA AUTOPARTS, INC.
filed 2005-04-14
CIK 1167240

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-KSB

                              --------------------

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________

                        Commission File Number 000-49630

                              China Autoparts, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                            13-4168913
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS. Employer
 incorporation or organization)                           Identification No.)

276 Fifth Avenue, Suite 703, New York, New York                   10001
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code (212)-684-3760

Securities registered pursuant to Section 12(b) of the Act:
            Common Stock $.0001 par value

Securities registered pursuant to Section 12(g) of the Act:
            None.

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year. $17,655,852.

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $0.

      On March 28, 2005, the issuer had 9,090,910 shares of common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No: |X|

                              CHINA AUTOPARTS, INC.
                                    Form 10-K
                       Fiscal Year Ended December 31, 2004

                                Table of Contents
                                   PART I Page




Item 1.      Description of Business..........................................1
Item 2.      Description of Property..........................................
Item 3.      Legal Proceedings................................................
Item 4.      Submission of Matters to a Vote of Security Holders..............

PART II

Item 5.      Market for Common Equity, Related Stockholder Matters
               and Small Business Issuer Purchases of Equity Securities.......
Item 6.      Management's Discussion and Analysis or Plan of Operation........
Item 7.      Financial Statements.............................................
Item 8.      Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure...........................................
Item 8A.     Controls and Procedures..........................................
Item 8B.     Other Information................................................

PART III

Item 9.      Directors and Executive Officers
               of the Registrant..............................................
Item 10.     Executive Compensation...........................................
Item 11.     Security Ownership of Certain Beneficial
               Owners and Management and Related
               Stockholder Matters............................................
Item 12.     Certain Relationships and Related
               Transactions...................................................
Item 13.     Exhibits.........................................................
Item 14.     Principal Accountant Fees and Services...........................

Signatures....................................................................

Financial Statements  F-1

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

      Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such factors include, but are not limited to: the difficulty in predicting the timing and outcome of legal proceedings,; market and customer acceptance and demand for our products; our ability to market our products; the use of estimates in the preparation of our financial statements; the impact of competitive products and pricing; the ability to develop and launch new products on a timely basis; the regulatory environment; fluctuations in operating results, including spending for research and development and sales and marketing activities; and, other risks detailed from time-to-time in our filings with the Securities and Exchange Commission (the "Commission").

      The words "believe, expect, anticipate, intend and plan" and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

                                     PART I

ITEM 1. BUSINESS

General

      China Autoparts, Inc. (the "Company" or "we") is a holding company for a British Virgin Islands company called Rhohan Holdings Limited.("Rhohan"), which is a holding company owning 100% of Chengdu Tonglin Casting Industrial Co., Ltd.("Tonglin"), a corporation formed under the laws of the People's Republic of China, which we refer to as the "PRC." Tonglin is a manufacturer of engine blocks. Tonglin currently manufactures and is developing a total of 20 different engine blocks which accommodate three or four cylinders for cars, mini vans and light trucks. Currently, Tonglin's sales are made solely to companies located within the PRC.

      Our executive offices are located at 276 Fifth Avenue, Suite 703, New York, New York 10001 and our telephone number is 212-684-3760. Tonglin is located outside of the city of Chengdu in the Sichuan Province of the PRC at Xinchang Tonglin Industrial Zone, Dayi County, Chengdu, Sichuan PRC 611337. Tonglin uses a factory facility in Chengdu with over 9.5 acres of production, warehouse and office space (see "Description of Property") and currently has approximately 1,200 employees.

      The Company was incorporated in Delaware under the name, "Talram Corporation" on May 1, 2001 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. From that date until May 12, 2004, we remained in the business of seeking a merger or acquisition candidate. Our only other activities during that time were filing our required reports under the Securities Exchange Act of 1934, as amended, and issuing shares to our initial shareholders.

      On April 22, 2004, we entered into a Capital Stock Exchange Agreement pursuant to which on May 13, 2004 we acquired 100% of the outstanding stock of Rhohan from Double Unity Investments, Ltd., a company which is wholly owned by Li Yungao ("Double Unity"), in exchange for 6,636,366 shares of the Company's Common Stock. Rhohan and Double Unity are each British Virgin Islands corporations. Rhohan's only asset is 100% of the stock of Tonglin, a PRC corporation that is classified as a wholly-owned foreign enterprise under PRC law by virtue of its ownership by Rhohan. In contemplation of the closing of the Capital Stock Exchange Agreement, on May 1, 2004 we changed our name from Talram Corporation to China Autoparts, Inc..

      The result of the above transactions, as set forth in the following diagram, is that Rhohan is now our direct, wholly-owned subsidiary and Tonglin remains a wholly-owned subsidiary of Rhohan.

                          ----------------------------

                              China Autoparts, Inc.

                          ----------------------------

                                    |        100%
                          ----------------------------

                            Rhohan Holdings Limited.

                          ----------------------------


                                    |        100%
                          ----------------------------

                                 Chengdu Tonglin
                          Casting Industrial Co., Ltd.

                          ----------------------------

      Neither we nor Rhohan have any operations or plan to have any operations in the future other than acting as a holding company and management company for Tonglin and raising capital for its operations.

Recent Developments

      On January 25, 2005, we entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Li Yungao, Rhohan, Tonglin, Double Unity and JE Castings Investments Limited ("JE Castings"), a British Virgin Islands company. Pursuant to the Stock Purchase Agreement, Double Unity sold 1,818,182 shares of our Common Stock to JE Castings for an aggregate purchase price of US$3 million and the Company issued 100 shares of its Series A Preferred Stock, par value $0.0001 ("Series A Preferred Stock"), to JE Castings for an aggregate purchase price of US$165. Each share of Series A Preferred Stock is convertible into one share of the Company's Common Stock, subject to adjustment as provided in our Amended and Restated Certificate of Incorporation (the "Restated Certificate"). The closing of the foregoing transactions (the "First Closing") occurred on February 2, 2005.

      In addition to the first closing, the Stock Purchase Agreement provides, subject to certain conditions set forth therein, for JE Castings to acquire an additional 3,030,203 shares of Series A Preferred Stock at a purchase price of US$1.65 per share for an aggregate purchase price of US$4,999,835 (the "Second Closing"). In addition, if the net income of the Company for the fiscal year ending December 31, 2005 ("Fiscal 2005") as set forth in the Company's income statement for the Fiscal year 2005, excluding all extraordinary or other non-recurring income or loss ("2005 Net Income"), is less than $4,000,000, the Company will issue the number of shares of Series A Preferred Stock which, together with the shares purchased in the First Closing and the Second Closing, will give JE Castings potentially a maximum 40% equity ownership interest in the Company on a fully diluted basis. In such event, Double Unity would transfer for no additional consideration to JE Castings the number of shares of Common Stock such that after this transfer JE Castings will own an aggregate number of shares of Common Stock that represents 15% of the equity ownership interest in the Company on a fully diluted basis . (The foregoing transactions following the Second Closing are referred to collectively the "Third Closing.") Following the Third Closing, JE Castings would potentially own a maximum 55% equity ownership interest in the Company on a fully diluted basis.

            The Stock Purchase Agreement also provides that JE Castings shall have the right to appoint directors as described in the Investor Rights Agreement (as defined below) and the right to appoint, terminate, reassign or refuse the approval of an executive officer so long as JE Castings and any of its affiliates holds at least 5% of the Company's total outstanding Common Stock and Series A Preferred Stock.

            Pursuant to the Stock Purchase Agreement, on February 2, 2005, the Company entered into an Investor Rights Agreement by and among the Company, Rhohan, Tonglin, Double Unity, Li Yungao and JE Castings (the "Investor Rights Agreement"), which, among other things, grants JE Castings certain registration rights with respect to its shares of Common Stock and certain rights to appoint directors to the Company's board under certain circumstances. Pursuant to the Investor Rights Agreement, we granted JE Castings certain demand registration rights, exercisable at any time after the earlier of (a) February 2, 2008 or (b) six months after the effective date of the Company's initial public offering with respect to the shares of the Common Stock owned or issuable upon conversion of Series A Preferred Stock held by it. In addition, JE Castings was granted "piggyback" registration rights with respect to such shares in the event that we register our securities under the Securities Act. The "piggyback" rights are subject to certain exceptions as set forth in the Investor Rights Agreement. In the event that we conduct an initial public offering, JE castings has agreed to a "lock-up" period of 180 days following the date of the final prospectus.

      The Investor Rights Agreement also grants JE Castings the right to appoint directors to our Board and to Rhohan and Tonglin's boards. The number of the directors which JE Castings is entitled to appoint is to be determined according to its percentage ownership of our Common Stock, determined on a partially diluted basis allowing for conversion of the outstanding shares of the Series A Preferred Stock, as follows:

       Percentage Ownership by JE Castings    Number of Directors Appointed by
                                              JE Castings
       More than 50%                                        3
       10% - 50%                                            2
       5% - 10%                                             1

      Also pursuant to the Stock Purchase Agreement, on February 2, 2005, the Company entered into a Right of First Refusal, Co-sale and Drag-Along Agreement, by and among the Company, Double Unity, Li Yungao, JE Castings and certain other common stockholders of the Company set forth on Exhibit A thereto (the "Co-Sale Agreement"). The Co-Sale Agreement provides that JE Castings and its permitted assigns (collectively, the "Holders"), subject to specified conditions and limitations, are granted (i) preemptive rights to purchase a pro rata portion of any new securities to be sold or issued by the Company, and (ii) rights of first refusal with respect to proposed transfers of Common Stock by Double Unity, Li Yungao, the stockholders set forth in Exhibit A thereto (collectively, the "Founding Stockholders") or Li Yungao's spouse, children or trust ("Permitted Transferees"). In addition, if the Founding Stockholders or Permitted Transferees propose to transfer their shares to any third party, the Holders may transfer a pro rata portion of their shares to the proposed purchaser upon the same terms and conditions offered to the Founding Stockholders or the Permitted Transferees. In the event that the Founding Stockholders or the Permitted Transferees attempt to transfer their shares in a manner inconsistent with the Co-Sale Agreement, the Holders have the right to put their shares back to the Founding Stockholders or the Permitted Transferees (as the case may be) at the same price per share as applicable to the attempted transfer.

      Furthermore, if after February 2, 2009, Holders representing more than 50% in interest of the shares of all Holders approve of a proposed acquisition of the Company, then each of the Founding Stockholders is obligated to, among other things, take all actions reasonably necessary to consummate the proposed acquisition including, without limitation, amending the Certificate of Incorporation of the Company and refraining from exercising any dissenters' rights or rights of appraisal in connection with the acquisition.

      The Co-Sale Agreement will terminate upon the written agreement of the Company and JE Castings, the closing of an initial public offering by the Company with net proceeds of more than $20,000,000 or the liquidation, dissolution or winding up of the business and operations of the Company.

      Business

Tonglin began operations in 1990 as a workshop of Chengdu Rongxin Enterprises Co., Ltd. ("Rongxin"), a PRC casting company owned by Li Yungao. Tonglin was incorporated on January 21, 2000 in the PRC as a sino-foreign joint venture company. At that time, Rongxin was the PRC joint venture partner owning 40% of the company and Rhohan was the foreign joint venture partner owning 60% of the company. Beginning in July, 2001, Rhohan increased its ownership interest in the joint venture by purchasing additional interests with monies obtained from the distribution of dividends from the joint venture.

      On November 20, 2003, Rhohan's purchase of the final 25% of the joint venture owned by Rongxin was approved by the State Administration for Industry and Commerce for the PRC and Tonglin became a wholly-owned foreign enterprise, referred to as a "WOFE," by virtue of its status as a wholly-owned subsidiary of a foreign company, Rhohan. There are no restrictions on Tonglin's operations under PRC law, or otherwise, that result from its status as a WOFE.

      Tonglin is a manufacturer of engine blocks, which are sometimes referred to as cylinder blocks. An engine block is a cast iron block to which other engine parts are attached. It is usually a casting and includes the housing for the engine cylinders and the upper part of the crankcase.

      Tonglin's production of engine blocks over the past three fiscal years has been increasing as Tonglin has been able to add additional capacity to accommodate orders. Tonglin began with two casting workshops in 2000, and now has five workshops which allow for annual production capacity of approximately 700,000 engine blocks. Tonglin plans further production capacity increases as needed and if the necessary capital is available. Tonglin's production for the past three fiscal years is set forth below:

Year                  Units             Increase from Prior Year
----                  -----             ------------------------

2004                  495,859           12.96%

2003                  438,984           27.9%

2002                  343,334           57.3%

2001                  218,313             --

      Tonglin  believes that there are currently  approximately  100  automobile manufacturers in the PRC. Tonglin sells its engine blocks directly to 17 different automobile manufacturers and engine assembly companies within the PRC. Of those 17, for the fiscal year ended December 31, 2004, approximately 90.0% of the Company's sales were to its five largest customers and 79.2% were to its three largest customers. For the fiscal year ended December 31, 2003, approximately 94.0% of sales were to its five largest customers and approximately 68.0% of sales were to its three largest customers. For the fiscal year ended December 31, 2002, approximately 93.5% of sales were to its five largest customers and approximately 72.8% of sales were to its three largest customers.

      Tonglin's five largest customers during the fiscal year ended December 31, 2004, by sales, were: Chengdu Zhengheng Engine Parts Co., Ltd., Shanghai Wulong Automobile Parts Co.; Chongqing Chang'an Automobile Co., Ltd., ,SAIC Chery
Automobile Co., Ltd. and Zhejiang Geely Automobile Manufacture Co., Ltd.. Chengdu Zhengheng is an engine assembler which sells most of its engines to Chongqing Chang'an Automobile Co., Ltd..

      The loss of any of Tonglin's five largest customers could have a material adverse effect on the Company's business.

Products

      Tonglin either produces or has under development 23 different gasoline and diesel engine block models which accommodate three or four cylinders and are used in cars, mini vans and light trucks. The following is a complete listing of the models and their specifications:

--------------------------------------------------------------------------------
Product Model                           Product Descriptions
--------------------------------------------------------------------------------
CA20                                    Sedan Gasoline Engine Block, 2.0L
                                        V4, Integrated Casting Block, 50 Kg
--------------------------------------------------------------------------------
4JB1                                    Truck Diesel Engine Block, 2.0L
                                        V4, Studded Block, 63 Kg
--------------------------------------------------------------------------------
4JA1                                    Truck Diesel Engine Block, 2.0L
                                        V4, Studded Block, 60.5 Kg
--------------------------------------------------------------------------------
372Q                                    Sedan Gasoline Engine Block, 1.0L
                                        V3, Integrated Casting Block, 25 Kg
--------------------------------------------------------------------------------
480Q                                    Sedan Gasoline Engine Block, 1.6L
                                        V4, Integrated Casting Block, 40.5 Kg
--------------------------------------------------------------------------------
F8C                                     Mini Sedan Gasoline Engine Block, 0.8L
                                        V3, Integrated Casting Block, 23 Kg
--------------------------------------------------------------------------------
GL18                                    Sedan Gasoline Engine Block, 1.8L
                                        V4, Integrated Casting Block, 41.5 Kg
--------------------------------------------------------------------------------
472(474)Q                               Sedan Gasoline Engine Block, 1.3L
                                        V4, Integrated Casting Block, 42 Kg
--------------------------------------------------------------------------------
465-1ANE1                               Mini Sedan Gasoline Engine Block, 1.1L
                                        V4, Integrated Casting Block, 31 Kg
--------------------------------------------------------------------------------
GL16                                    Sedan Gasoline Engine Block, 1.6L
                                        V4, Integrated Casting Block, 38 Kg
--------------------------------------------------------------------------------
465QF                                   Mini Sedan Gasoline Engine Block, 1.0L
                                        V4, Integrated Casting Block, 30 Kg
--------------------------------------------------------------------------------
368Q                                    Mini Sedan Gasoline Engine Block, 0.8L
                                        V3, Integrated Casting Block, 22.5 Kg
--------------------------------------------------------------------------------
479Q                                    Sedan Gasoline Engine Block, 1.3/1.5L
                                        V4, Integrated Casting Block, 38 Kg
--------------------------------------------------------------------------------
465Q                                    Mini Sedan Gasoline Engine Block, 0.9L
                                        V4, Integrated Casting Block, 28 Kg
--------------------------------------------------------------------------------
462Q                                    Mini Sedan Gasoline Engine Block, 0.8L
                                        V4, Integrated Casting Block, 28 Kg
--------------------------------------------------------------------------------
491Q                                    Light Truck Gasoline Engine Block, 2.2L
                                        V4, Integrated Casting Block, 55 Kg
--------------------------------------------------------------------------------
495QF(3RZ)                              Light Truck Gasoline Engine Block, 2.8L
                                        V4, Integrated Casting Block, 61 Kg
--------------------------------------------------------------------------------
4G24(2RZ)                               Light Truck Gasoline Engine Block, 2.8L
                                        V4, Integrated Casting Block, 55 Kg
--------------------------------------------------------------------------------
376Q                                    Mini Vehicle Diesel Engine Block, 1.0L
                                        V4, Integrated Casting Block, 26 Kg
--------------------------------------------------------------------------------
4G54                                    Sedan Casoline Engine Block, 2.5L
                                        V4, Integrated Casting Block, 61Kg
--------------------------------------------------------------------------------
4G64                                    Sedan Casoline Engine Block, 2.4L
                                        V4, Integrated Casting Block, 55.13Kg
--------------------------------------------------------------------------------
472Q                                    Sedan Casoline Engine Block , 1.1L
                                        V4, Integrated Casting Block, 32Kg
--------------------------------------------------------------------------------
493QEngine Block Cover                  The accessory to 4JB1
--------------------------------------------------------------------------------

      The 491Q and 465Q have been and continue to be Tonglin's best selling products, accounting for approximately 69.3%, 72.0% and 73.9% of Tonglin's revenues for the fiscal years ended December 31, 2004, 2003 and 2002 respectively. Together with the 462Q and 479Q, these models have accounted for approximately 87.2%, 90.8% and 95.0% of Tonglin's revenues in the fiscal years ended December 31, 2004, 2003 and 2002, respectively. While Tonglin's product sales are currently concentrated, it is making efforts to market its other models as its production capacity has expanded, see "Marketing".

      One of the areas which Tonglin believes sets it apart from other engine block manufacturers is its emphasis on quality, beginning with its purchase of raw materials and through the production process, and low cost. Tonglin chooses its suppliers of raw materials through rigorous quality assurance testing, interviews, site visits and, secondarily, based on price. Tonglin considers hundreds of raw material suppliers in order to have at least three acceptable sources available at all times for each raw material.

      Tonglin has obtained International Organization for Standardization ("ISO") TS16949 Certification with respect to its production processes. ISO TS16949 is a quality assurance standard specific to automotive production and service part companies. It aligns existing U.S., German, French and Italian automotive quality system standards within the global automotive industry and specifies the quality system requirements for the design, development, production, installation and servicing of automotive-related products. ISO TS16949 was written by the International Automotive Task Force which consists of the following group of vehicle manufacturers: BMW Group, DaimlerChrysler, Fiat Auto, Ford Motor Company, General Motors Corporation, PSA Peugeot-Citroen, Renault S.A. and Volkswagen, as well as several trade associations.

      Tonglin believes that its emphasis on quality has not only resulted in increased orders for its products, but has also resulted in a low percentage of engine blocks which do not pass inspection prior to shipping or are returned by customers. For the fiscal year ended December 31, 2004, only 1. 5% of Tonglin's engine blocks were rejected upon inspection by Tonglin or by customers. Tonglin also believes that in the future, its quality, and compliance with international standards may assist it in marketing engine blocks in countries other than the PRC.

Raw Materials

      Tonglin's low cost structure is dependent on its ability to procure raw materials at prices which are generally below those paid by other engine block manufacturers. The raw materials purchased by Tonglin, which are generally available, consist primarily of iron and resin sand used in the casting process. Tonglin's advanced processing technology and unique casting process enable it to utilize the lower priced raw materials in its manufacturing process without sacrificing quality in the end product. See "Tonglin's Production Processes. Tonglin does not have any long-term contracts or arrangements with any suppliers and therefore, there is no guarantee that necessary materials will continue to be procured at the prices or delivery terms currently available or acceptable to Tonglin. However, as set forth above, Tonglin evaluates numerous suppliers each year and always has at least three that are approved for purchases for each raw material.

      During the fiscal year ended December 31, 2004, Tonglin purchased raw materials from the following suppliers totaling 30.6% of its total raw material purchases: Dayi County Metal Recycling Co., Ltd., Xin Jiang A'lashankou Jinshan Trading Co., Ltd. and Chongqing Changjiang Modeling Materials Co., Ltd..

      During the fiscal year ended December 31, 2003, Tonglin purchased raw materials from the following suppliers totaling 35.3% of its total raw material purchases: Xu Yundong, Jinan Shengquan and Xinjin Financial Commerce and Trading Co., Inc.

      To date, Tonglin has not experienced any significant difficulty in obtaining raw materials other than fluctuation in prices between 2002 and 2003 for iron. Tonglin believes that the raw materials it requires will continue to be generally available in the future.

Production Processes

      Tonglin's production of engine blocks is accomplished almost entirely through the use of manual labor with approximately 1,013 workers working three shifts six days per week. At Tonglin's current production levels, Tonglin is able to take advantage of low cost labor in the Chengdu area, which less estimated to cost approximately 50% less than in the Beijing or Shanghai areas. Tonglin has experienced minimal worker turnover because its wages are better than average in its region and Tonglin retains the flexibility to add or subtract workers as needed. However, once production levels increase beyond Tonglin's current capacity of 700,000 engine blocks, Tonglin's management believes that it will become feasible to automate certain of its production processes.

      Tonglin's engine blocks are produced using a sand casting process. Casting is a process in which liquid molten metal is poured into a hollow cavity or mold. After the molten metal cools, it has the shape of the mold cavity. In a sand casting process, the mold is made from sand by packing the sand onto wood or metal pattern halves, removing it from the pattern halves and assembling the two halves.

      Tonglin believes that the sand casting process is currently the best available for iron engine blocks because die casting, which is used for aluminum and lighter metals, cannot be used with iron. In a die casting process, molten metal is injected into a steel mold at high pressure. The mold separates and ejects the casting as the metal cools.

      While many of its competitors use a sand casting process to manufacture engine blocks, Tonglin believes that its method is unique and distinguishes Tonglin from its competitors. Tonglin uses a dry resin sand (sand mixed with clay) which allows for production with little capital investment, short production cycles and reclamation and reuse of approximately 90% of the sand used in the process. Many cast-iron engine block companies, and most in the PRC, use a green sand casting method utilizing wet sand. While the sand used in this method can be cheaper, the molding machinery can be more expensive; moreover, wet molds deform easily, resulting in lower quality products.

      Prior to production, raw materials, primarily iron, are inspected and tested for purity and then melted. Once the mold is made from the resin sand, molten iron is poured into the mold and allowed to cool. When the metal cools, the engine block is removed from the mold by breaking it. The engine block is then machined to remove any excess metal, and polished to a smooth finish and painted with an anti-rust paint.

      Random  samples  are taken from each batch of finished  engine  blocks for
quality   control   inspection   and  testing  using   physical,   chemical  and
spectrographic analysis.

The PRC Automobile Market

      The PRC automobile market has been characterized by steady growth beginning in the mid-1990s and continuing today. In the six years since 1998, domestic automobile production has increased from approximately 1.6 million vehicles to approximately 5.07 million vehicles, or approximately 275%. Private automobile ownership and the number of licensed drivers in the PRC showed similar increases during the same period. Private vehicle ownership increased
13.65 million in 2004 as compared with 2003 according to the PRC National Bureau of Statistics and the number of licensed drivers increased 5.1 million in 2004 as compared with 2003.

      The growth in the PRC automobile market has been greatly assisted by the PRC government which has imposed tariffs and import quotas on foreign made
vehicles,   limited  foreign  ownership  of  automobile  manufacturers  to  50%, encouraged foreign investment and assisted in infrastructure development. According to the PRC National Bureau of Statistics, the total length of roadways in the PRC increased from 1,157,009 kilometers in 1995 to 1,856,239 kilometers in 2004. In addition, there are numerous new and continuing road improvement and expansion projects, mostly centering around the PRC's major urban areas.

      While we believe that the assistance of the PRC government will continue, the PRC has agreed, in connection with its entry into the World Trade Organization ("WTO"), to eliminate quotas and substantially lower tariffs on imported automobiles. This is already beginning to lead to increased competition, lower prices and lower profits to PRC automakers. It is also likely, in turn, to lead to lower prices and margins for automobile parts and components, including engine blocks.

      In 2005, the total market demand for automobiles is estimated to be 5,800,000, an increase of 12% compared to that of 2004, according to the PRC
Information Center. However, due to increases in oil prices, the traffic pressure in major cities and restrictive national policy on automobile purchase mortgages and insurance, the actual increase in revenues in the automobile market will remain moderate.

      Nevertheless, the PRC is currently the fifth largest producer of automobiles in the world and the Company believes that PRC automobile production and sales will continue to grow in the future. The Company's beliefs are based on continuing and rapid growth being experienced by the PRC economy as well as the following PRC government and industry forecasts made during 2003. While there is some disagreement over the rate of growth that the market will experience, many forecasters agree that growth will be strong.

Prediction of PRC Automakers

Source                                          Production
--------------------------------------------------------------------------------
Shen Ningwu                                     10 million by 2010
Vice Chairman
China Association of Automobile Manufacturers

Feng Fei                                        5.89 million cars
Deputy Director-General                         3.48 million trucks/buses
State Council of PRC Industrial Economics       by 2010
Research Development

Huang Yong He                                   7.5-8.2 million by 2010
China Automotive Technical Research Center

Atsuyoshi Hyogo                                 7 million cars
CEO                                                      3 million trucks/buses
Honda Motor China Investment Co.                by 2010

Miao Wei                                        20% annual growth to 2009
Chairman of the Board of Directors
Donfeng Motors

Li Wenyong                                      5.11 million cars
Deputy Chief Economist                          4.01 million trucks/buses
FAW

Source of data: FORIN China Auto Weekly, March 1, 2004 Edition

      Like the market for automobiles, the market in the PRC for auto parts has shown similar growth. Although consistent and reliable data with respect to the PRC auto parts market is often unavailable, Profits reported by PRC Automobile Industry Bureau were RMB26.606 billion for the period from January to November 2004, which represents an increase of 16.34% compared with the same period in 2003. Therefore, we believe that the auto parts market in the PRC has shown recent and substantial growth, and engine related parts have shown particularly strong growth. The Company believes that this growth is likely to continue as long as automobile production continues to grow.

Marketing, Sales and Sales Contracts

      Based on its own sales of engine blocks and the total number of PRC manufactured automobiles in 2004, Tonglin estimates that its engine blocks were in approximately 9.66% of all automobiles produced in PRC in 2004 and 3.53% of light trucks and 32.83% of mini class automobiles during the same period.

      Tonglin markets its products directly to its customers through its 11 member sales department. Each member of the sales department receives three to five months of training in both business and technical matters relating to engine blocks and their design, function and manufacturing.

      The sales department performs several functions. First, the sales department is responsible for business development. In order to develop business, Tonglin employees contact auto manufacturers directly and attend trade shows and exhibitions for the casting and auto parts industries in the PRC. While Tonglin has also started to place advertisements in trade journals and papers, most of its business has been developed by direct solicitation of customers and referrals from other customers.

      Second, the sales department is responsible for after-sales service. Tonglin has one employee on-site at each of its major customers who provide technical assistance and support for Tonglin's products, ensure customer satisfaction, collect data as to how Tonglin's products can be improved and better integrated into its customers' production lines and monitor the quality of Tonglin's products from the customer's prospective. Tonglin has received a favorable response to its on-site support and plans to add additional on-site support personnel.

      Third, the sales department is responsible for studying and analyzing market trends and data in order to recommend new products or an emphasis on particular products.

      Because Tonglin may have additional capacity of approximately up to 250,000 engine blocks in 2005, the sales department plans to increase Tonglin's market share by improving customer service by adding more on-site service personnel at its customers, taking a more active role in developing product specifications with customers, improving market and competition research in order to respond quickly to changes and new developments, increasing advertising in trade journals and other publications and marketing Tonglin's products to automobile manufacturers and engine assemblers in provinces where Tonglin does not now have a significant presence.

      Most of Tonglin's sales are made through contracts with its customers. The contracts tend to be short term - less than one year - and specify a number of engine blocks to be delivered and dates or months of delivery. Prior to entering into a contract, Tonglin usually receives a letter of intent from the customer. Upon receipt of the letter of intent, the managers of the Sales, Accounting and Production departments convene to discuss the manpower, raw material and other requirements for the contract and then set forth definitive contract terms using Tonglin's standard contract form. A contract is then drafted which must be approved by Tonglin's Chairman.

      Because the sales contracts specify numbers of engine blocks needed and the time they are required, Tonglin usually has ample time to plan for production and does not experience significant backlogs of orders.

Seasonality of Tonglin's Business

      Tonglin's production tends to peak in the third and fourth quarters. In January and February, production generally slows down due to the Chinese New Year Holiday.

Competition

      The automobile parts market in the PRC generally is competitive, with approximately 100 PRC automakers to supply. With the PRC's entry into the WTO and the PRC's agreements to lift many of the barriers to foreign competition, competition is to increase in the PRC auto parts market as a whole with the entry of foreign companies to the market. However, with respect to engine blocks, the Company believes that Tonglin can continue to increase its market share within the PRC because of its ability to manufacture at a low cost and because engine blocks are heavy and expensive to ship from other countries.

      Tonglin's current competition is primarily from the following companies:

------------------------------------------------------------------------------------------------------------------------------
Competitor        Engine        Automobile Type                                       Market Share (%)       Market Share (%)
                  Block         in which the Model(s)                                 of  the Competitor     of Tonglin
                  Model(s)      are used
------------------------------------------------------------------------------------------------------------------------------
Chongqing Aoli    368Q and      Changan Mini Bus and Changan Auto                     25.51%                 55.85%
                  465Q
                  462Q          Changan Mini Van                                      0                      68.03%
------------------------------------------------------------------------------------------------------------------------------
Kunshan Toyota    491Q          Shenyang Jinbei/Changcheng Saifu                      8.36%                  41.03%

------------------------------------------------------------------------------------------------------------------------------
Shenyang Futian   491Q          Shenyang Jinbei/Changcheng Saifu                      17.50%                 41.03%

------------------------------------------------------------------------------------------------------------------------------
Nanjing Teksid    480Q and      Qirun QQ/Qirun Fengyun                                12.67%                 41.85%
                  372Q
------------------------------------------------------------------------------------------------------------------------------

      The above information is for the period from January to November 2004 based on the China Automobile Industry Comprehensive Analysis, a journal published by China Automobile Industry Consulting Company and reports from sales and marketing representatives of the Company who work closely with the Company's customers.

      Tonglin's primary direct competitor is Chongqing Aoli which, like Tonglin, sells a large percentage of its engine blocks to Chongqing Chang'an Automobile Co., Ltd. We believe that Chongqing Chang'an Automobile Co., Ltd. currently purchases approximately 36.67% of its engine blocks from Chongqing Aoli and that Chongqing Aoli has approximately the same production capacity as Tonglin for the 462Q and 465Q products; however, Chongqing Aoli does not have the same production capacity as Tonglin for its other products. In addition, Tonglin believes that its quality and customer satisfaction ratings are better than Chongqing Aoli and that Tonglin has recently been gaining market share from it. Since January 2004, Tonglin has been supplying to Chongqing Chang'an Automobile Co., Ltd. all of the model 462Q engine blocks purchased by that company.

      Shenyang Futian is larger and better capitalized than Tonglin and the quality of its products is comparable to that of Tonglin; however, Tonglin's prices are lower, which the Company believes gives it a substantial advantage.

      In addition to the above, there are several large automobile manufacturers in the PRC which, to some extent, are vertically integrated and manufacture their own engine blocks. Tonglin plans to market to these manufacturers in the future because Tonglin believes it can offer lower costs and comparable quality.

      Tonglin is in the progress of increasing its market share by increasing the number of its customers. For instance, Baoding Great Wall recently returned as a the customer of Tonglin. Also, the number of products (480Q and 372Q) sold to SAIC Chery Automobile Co., Ltd. has recently doubled. Hebei Xinfeng and Shenyang Dongji have also become new customers of Tonglin.

Research and Development Activities

      Tonglin has 43 employees engaged in research and development activities. Research and development activities encompass the development of new products, as well as the improvement of existing products and manufacturing processes. Tonglin selects research and development projects based upon automobile market production trends and requests from its customers for additional products. The Research and Development expenses in 2004 and 2003 are $107,268 and $41,474, respectively.

      Tonglin currently has six products under development, two of which have been sent out to customers for testing and analysis. For full year 2005, Tonglin plans to introduce four additional products.

Intellectual Property

      Tonglin does not own any intellectual property.

Government Regulation

      Tonglin does not face any significant government regulation of its business or production and does not require any government permits or approvals to conduct its business, other than those required of all corporations in the PRC.

Employees

      The Company, through Tonglin, currently has approximately 1,180 employees of whom approximately 1,013 are manufacturing workers. Tonglin's manufacturing workers work in three shifts, six days per week.

      Tonglin requires each employee to enter into a standard employment agreement. Employees in the Research and Development, Sales and Accounting
Departments are also required to sign a confidentiality agreement protecting Tonglin's proprietary technology and corporate and production information and processes.

Risk of Loss and Liability Issues

      Pursuant to the shipping terms in Tonglin's standard customer contract, Tonglin bears the risk of loss in shipment which it does not insure. While, Tonglin believes that the shipping companies it uses carry adequate insurance or are sufficiently solvent to cover any loss in shipping, there can be no assurance that Tonglin can be adequately reimbursed upon the loss of an engine block shipment.

      Tonglin does not carry any product liability or other similar insurance. While product liability lawsuits in the PRC are rare and Tonglin has never experienced significant failures of its products, there can be no assurance that Tonglin would not face liability in the event of the failure of any of its products.

Related Parties and Conflicts of Interest

      As previously discussed in this section under the heading, "Business," Tonglin began as a workshop of Chengdu Rongxin Enterprises Co., Ltd. which is owned by Li Yungao, the Company's principal shareholder and Tonglin's former principal shareholder. There are a number of other companies which have common shareholders and management with the Company and Tonglin which also had started as part of Chengdu Rongxin Enterprises Co., Ltd., as listed below.

      To the extent that the persons listed below have positions with either Tonglin or the Company and positions with other entities, they may not be able to devote their full business time to the Company, Tonglin and their operations.

Name of Related Entity                  Related  Persons/Positions with the
                                        Company or Tonglin

Chengdu Rongxin Industrial              Li Yungao - CEO and Chairman. Also,
Co., Ltd.                               General  Manager  and  Chairman  of
                                        Tonglin;  principal  shareholder of
                                        the Company.

Chengdu Rongxin Ruigao Machinery        Li  Yungao  -  70%  owner,  General
                                        Manager  and  Co,  Ltd.   Chairman.
                                        Also,  General Manager and Chairman
                                        of Tonglin,  principal  shareholder
                                        of the Company.

Chengdu Begin Pipeline Co., Ltd.        Li Yungao - Owner and  Chairman  of
                                        the Board.  Also,  General  Manager
                                        and Chairman of Tonglin,  principal
                                        shareholder of the Company.

Chengdu High Pressure Valve Plant       Owned principally by Mr. Li Yungao.

Chengdu Taichang Metals Co., Ltd.       Li  Jing  -  Principal   owner  and
                                        Chairman.  Also, a Director and COO
                                        of the  Company  and  the son of Li
                                        Yungao.

      Each of Li Yungao and Li Jing devotes approximately 80% of his business time to the Company.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases an executive office at 276 Fifth Avenue, Suite 703, New York, New York 10001 at a monthly rental of $500.00. Pursuant to the terms of our lease, the rent is to be adjusted each year and is to be paid every 3 months. Either party may unilaterally terminate the lease upon 30 days written notice.

      Tonglin operates through five factory plants, a warehouse and a separate office building, which occupy approximately 9.5 acres.

      All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right." In 2003, Tonglin purchased the land use right for the land occupied by Plant 5 and the warehouse from the government for $171,358. This land is currently held in the name of Chengdu Rongxin Industrial Co., Ltd. which is currently in the process of applying for a name change for the land use right.

      Plants 1 through 4 were contributed to Tonglin by Chengdu Rongxin Enterprises Co., Ltd. upon its formation and Plant 5 and the warehouse used by Tonglin were constructed by it. Chengdu Rongxin Enterprises Co., Ltd. was dissolved in October, 2002 and its assets and liabilities were assumed by Chengdu Rongxin Ruigao Machinery Co., Ltd..

      Tonglin is in the process of obtaining the necessary certificates to evidence ownership of the buildings for Plants 1 through 4 under PRC law. Tonglin's PRC counsel has advised that such property was contributed by Chengdu Rongxin Enterprises Co., Ltd when setting up Tonglin, therefore, Tonglin has the right to use the property. However, without the certificates, Tonglin may not be able to protect its rights to the property if challenged in a PRC court. Plants 1 through 4 are also currently subject to a mortgage payable by Chengdu Rongxin Industrial Co., Ltd. and therefore, a default in payment would give the mortgagee the right to take possession of Plants 1 through 4. Chengdu Rongxin Industrial Co., Ltd is currently in the process of releasing the mortgage by applying for replacing the collateral (Plants 1 through 4) with certain of its other assets.

      The right to use the land on which plants 1 through 4 are situated is also owned by Chengdu Rongxin Industrial Co., Ltd. which is in the process of obtaining a land use right certificate in the name of Tonglin subject to the releasing of the mortgage held by Chengdu Rongxin Industrial Co., Ltd..

      Pursuant to a December 30, 2004 agreement, Tonglin leases the following from Chengdu Rongxin Industrial Co., Ltd. for the following amounts:

      office space and employee living quarters - RMB 800,000 per year vehicles - RMB 100,000 per year; and

      computer equipment and office furniture - RMB 100,000 per year.

ITEM 3. LEGAL PROCEEDINGS

      Neither the Company, nor Rhohan nor Tonglin is currently a party to any pending legal proceeding except the following:

      In 2003 the Company made a prepayment of $278,300 to purchase raw materials to be used in our operations. The raw materials were never delivered by the vendor. The Company is currently in the process of retaining lawyers to bring a lawsuit against the vendor.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no shareholders meetings in the fourth quarter of the fiscal year ending December 31, 2004.

      Pursuant to the Stock Purchase Agreement, on January 21, 2005 the shareholders of the Company approved, by a Unanimous Written Consent, the Restated Certificate, which amended our Certificate of Incorporation to, among other things, authorize and provide for the designations, preferences and relative participating, optional or other rights and qualifications, limitations or restrictions of the Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible at any time after issuance at the option of the holder into one share of Common Stock. The conversion rate for the Series A Preferred Stock would be subject to adjustment upon the occurrence of certain dilutive events, as more fully described in the Restated Certificate. In addition, the Series A Preferred Stock shall be automatically be converted into Common Stock immediately upon the closing of a firm commitment underwritten public offering with net proceeds of at least $20 million, such date may be specified by the written consent or agreement, or specified by the vote of the holders of a majority of the outstanding shares of the Series A Preferred Stock voting together as a single class.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      As of the date of this report, there is no trading market for the Company's securities and we have no reason to believe that such a market will develop.

      As of the date of this report, there are 10 holders of the Company's Common Stock.

Recent Issuances of Securities

      On January 25, 2005, the Company entered into a Stock Purchase Agreement with Double Unity, JE Castings and certain other related parties to the Company pursuant to which the Company issued and sold 100 shares of Series A Preferred Stock to JE Castings for an aggregate purchase price of US$165, as described under Item I of this Report.

Dividends

      The declaration and payment of dividends with respect to our Common Stock, if any, is to be within the discretion of the Company's Board of Directors.

      On April 10, 2004, Rhohan's Board declared a US$1,000,000 dividend payable to Double Unity. To date, Rhohan has made dividend payments to Double Unity of US$583,220 of the total amount declared; the balance of the declared dividends is scheduled to be paid by the end of March, 2005.

      Holders of the Series A Preferred Stock are entitled to receive dividends at the rate of 8% of their purchase price. Such dividends are payable annually and are cumulative. No dividends with respect to the Common Stock can be declared or paid until the holders of the Series A Preferred Stock are paid the cumulative dividends just described.

      The Company presently intends to retain all earnings, if any, for use in its business operations and, accordingly, the Board of Directors does not anticipate declaring any dividends on our Common Stock in the near future.

      Dividends, if any, will be contingent upon the Company's revenues and earnings, capital requirements, financial conditions and the ability of Tonglin to obtain approval to get monies out of the PRC. The PRC's national currency, the Yuan, is not a freely convertible currency. Effective January 1, 1994, the PRC foreign exchange system underwent fundamental changes. This reform was stated to be in line with the PRC's commitment to establish a socialist market economy and to lay the foundation for making the Yuan convertible in the future. The currency reform is designed to turn the dual exchange rate system into a unified and managed floating exchange rate system.

      A China Foreign Exchange Trading Centre was formed in April, 1994 to provide an interbank foreign exchange trading market whose main function is to facilitate the matching of long and short term foreign exchange positions of the state-designated banks, and to provide clearing and settlement services. The People's Bank of China publishes the state managed exchange rate daily based on the daily average rate from the previous day's inter-bank trading market, after considering fluctuations in the international foreign exchange markets. Based on these floating exchange rates, the state-designated banks list their own exchange rates within permitted margins, and purchase or sell foreign exchange with their customers.

      The State Administration of Foreign Exchange of the PRC ("SAFE") administers foreign exchange dealings and requires that they be transacted through designated financial institutions. All Foreign Investment Enterprises ("FIEs") may buy and sell foreign currency from designated financial institutions in connection with current account transactions, including, but not limited to, profit repatriation. With respect to foreign exchange needed for capital account transactions, such as equity investments, all enterprises in the PRC (including FIEs) are required to seek approval of the SAFE to exchange Yuan into foreign currency. When applying for approval, such enterprises will be subject to review by the SAFE as to the source and nature of the Yuan funds.

      There can be no assurance that the Yuan relative to other currencies will not be volatile or that there will be no devaluation of the Yuan against other foreign currencies, including the U.S.dollar.

Equity Compensation Plan Information

      As of December 31, 2004, the Company did not have any equity compensation plans.

Transfer Agent

      The Company currently acts as its own transfer agent, but plans to engage a transfer agent when, and if, a trading market for its Common Stock develops.

Penny Stock Regulations

      The Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. The Company's Common Stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

      For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

      China Autoparts, Inc. (the "Company") was incorporated in the State of Delaware on May 1, 2001 and is a holding company which owns 100% of the outstanding equity of Rhohan Holdings Limited, a British Virgin Islands company ("Rhohan"). Rhohan is also a holding company for, and owns 100% of the outstanding equity of, Chengdu Tonglin Casting Industrial Co., Ltd. ("Tonglin"). Tonglin is a manufacturer of engine blocks in the People's Republic of China ("PRC") which currently manufactures and is developing a total of 23 different engine blocks, which accommodate three or four cylinders for cars, mini vans and light trucks manufactured in the PRC.

      On May 13, 2004, the Company acquired 100% of the outstanding capital stock of Rhohan pursuant to an April 22, 2004 Capital Stock Exchange Agreement in exchange for 8,590,910 shares of the Company's Common Stock.

      On January 25, 2005, the Company entered into a Stock Purchase Agreement with Double Unity, JE Castings and certain other related parties to the Company pursuant to which (i) Double Unity sold 1,818,182 shares of Common Stock to JE Castings for an aggregate purchase price of US$ 3 million, and (ii) the Company issued and sold 100 shares of Series A Preferred Stock to JE Castings for an aggregate purchase price of US$165.

      Over the past two years, Tonglin has expanded its operations and production facilities in order to meet increased demands from existing customers who have expressed satisfaction with Tonglin's products. Accordingly, in the fiscal years ended December 31, 2004 and December 31, 2003, Tonglin invested approximately $0.3 million and $1.8 million, respectively, in capital improvements to existing production facilities and new equipment. The expenditures in year 2003 resulted in an increase in Tonglin's annual production capacity from approximately 400,000 to approximately 700,000 engine blocks. No expansion in the production capacity occurred during the year 2004.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 2004 and December 31, 2003

Sales and Gross Profit

      Net sales for the fiscal year ended December 31, 2004 were approximately $17.7 million compared to approximately $16.2 million for the fiscal year ended December 31, 2003, an increase of approximately 8.7%. The increase in net sales resulted primarily from Tonglin's 2003 expansion of its production facilities, which resulted in an increase in production from 438,984 engine blocks in 2003 to 495,859 engine blocks in 2004. The increase was partially offset by a 7.2% decrease in average sales price in year 2004 as compared to year 2003 .

      Gross profit for the year ended December 31, 2004 was approximately $5.85 million, a decrease of approximately $.07 million , or approximately 1.1%,from $5.92 million for the prior year. The decrease in gross profits was primarily due to an increase in the cost of iron from an average of approximately $213 per ton for the fiscal year ended December 31, 2003 to an average of approximately $286 per ton for the fiscal year ended December 31, 2004.

      During the fiscal years ended December 31, 2004 and December 31, 2003, there was a substantial concentration of sales. During the year ended December 31, 2004, approximately 90.0% of sales were to the Company's five largest customers and approximately 79.2% of sales were to the Company's three largest customers. For the fiscal year ended December 31, 2003, approximately 94.0% of sales were to the Company's five largest customers and approximately 68.0% of sales were to the Company's three largest customers.

Cost of Sales

      Cost of sales increased to approximately $11.8 million for the fiscal year ended December 31, 2004, or approximately 14.2% from approximately $10.3 million in the prior year. The increase was primarily due to (i) an approximate 13.0% increase in production from 438,984 engine blocks to 495,859 engine blocks and
(ii) the increase in the cost of iron in the fiscal year ended December 31, 2004 noted above.

      Tonglin's increase in production resulted from increased orders from certain existing customers and increased sales of Tonglin's 465Q product from 187,413 units during the fiscal year ended December 31, 2003 to 245,551 units for the fiscal year ended December 31, 2004.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were approximately $1.9 million for the fiscal year ended December 31, 2004, or approximately 10.7% of net sales, compared to approximately $1.7 million, or approximately 10.4% of net sales, for the fiscal year ended December 31, 2003.

      Selling, general and administrative expenses for the fiscal year ended December 31, 2004 consisted primarily of salaries and wages ($803,862), professional fees ($321,222) and advertising costs ($60,143). The increase in selling, general and administrative expenses resulted primarily from increases in salaries and wages associated with the increase in production, an increase in professional fees incurred in order to meet the filing requirements of a US reporting public company and an increase in expenditures on advertising for marketing purposes.

Income From Operations

      Income From Operations decreased to approximately $4.1 million in the fiscal year ended December 31, 2004, or approximately 12.8% from approximately $4.6 million in the fiscal year ended December 31, 2003, primarily due to (i) the decrease in average sales price in the fiscal year ended December 31, 2004, as noted above, and (ii) the increase in the cost of iron in the fiscal year ended December 31, 2004, as noted above.

Income Taxes

      The Company did not carry on any business or maintain any branch office in the United States during the year ended December 31, 2004 or the year ended December 31, 2003. Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

      Pursuant to the relevant laws and regulations in the PRC, Tonglin, as a wholly foreign owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year, after loss carry-forwards from the previous five years have been recovered. Tonglin first reported gross profits for the year ended December 31, 2000. Effective January 1, 2002, the two-year 100% exemption from income taxes had expired and Tonglin, as a WFOE located in a Special Economic Zone designated by the PRC government, became entitled to 50% relief from the PRC enterprise income tax for the following years of its operation until 2010.

      In addition, in accordance with the Circular of Transmission of the State Administration of Taxation of Sichuan Province on Implementing the Relevant Tax Policies of Development of the West Regions and Implementation of the Suggested Policies of State Administration of Taxation, Tonglin is entitled to reduce its income tax rate to 7.5%. Therefore Tonglin's income tax rate for the year ended December 31, 2004 and December 31, 2003 was 7.5%. Tonglin's income tax rate remained at 7.5% until December 31, 2004. Tonglin's income tax for subsequent years will be 15% until 2010.

      Tonglin has been exempt from local income tax; suchexemption will expire in January 2005, and Tonglin will thereafter be subject to a 3% local income tax.

Net Income

      Net income increased to approximately $4.2 million in the fiscal year ended December 31, 2004, or approximately 9.1% from approximately $3.9 million in the fiscal year ended December 31, 2003, primarily due to the increase of the refund of the value-added tax ("VAT") received from local government due to the more lenient tax policy to the casting and moding industry. Such refund has been put into the category of "Other Income".

Plan of Operation

      Tonglin's previously made capital investments enabled it to produce 250,000 more engine blocks in the fiscal year ended December 31, 2004 than in the fiscal year ended December 31, 2003. Now, Tonglin is focusing on marketing additional products to its existing customers and adding new customers through increased advertising and calls on potential customers. For instance, Tonglin has become the supplier of Sichuan Fangxiang Automobile Accessory Co., Ltd. and Hebei Ruifeng Internal Combustion Engine Co., Ltd. where Tonglin did not previously have a presence.

      In order to increase its sales to existing customers, Tonglin plans to increase its sales and service personnel, particularly personnel who are on site at Tonglin's customers. In addition, there were six new products under development as of December 31, 2004, including two products which have already been sent to customers for testing, and plans to put at least four more new products into Tonglin's development pipeline prior to the end of fiscal year 2005.

      Tonglin believes that it will be able to execute its plan of operation using its existing income, earnings and credit facilities without having to raise capital from outside sources. Liquidity and Capital Resources

      Since Tonglin's inception, it has financed its operations and met capital expenditure requirements primarily through cash flows from operations, bank loans and lines of credit, capital from its shareholders and related parties and outside sources. Because of the seasonal fluctuation of the automobile market in the PRC (which tends to be slow in the summer months and then peaks in February and March when PRC automobile purchases tend to be made) and a slower payment cycle than in the U.S., Tonglin extends unsecured credit to its customers during the fiscal year and finances its operations with short term bank loans and loans from related parties.

      In April, 2004, Rhohan declared a $1,000,000 dividend distribution to its sole shareholder, Double Unity.

      As of December 31, 2004, Tonglin had the following short term loans outstanding with the following terms:

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

Accounts Receivable

      The increase in trade accounts receivable from December 31, 2003 to December 31, 2004 is primarily attributable to the large increase of sales in November and December, 2004.

      The decrease in Other Receivables to approximately $5.0 million as of December 31, 2004 from approximately $5.5 million as of December 31, 2003, was primarily due to the repayment from our related party - Chengdu Taichang Metals Co., Ltd.

Inventory

      Inventories of finished goods as of December 31, 2004 and December 31, 2003 amounted to $1.21 million and $1.2 million respectively. Inventories of raw materials decreased between December 31, 2003 and December 31, 2004 from approximately $0.94 million to approximately $0.86 million. In general, the inventory levels have remained constant for the past two years. The slight decrease in raw materials was primarily due to our efforts to reduce inventory levels because of the increase in the cost of iron.

Accounts Payable

      Accounts payable, accrued expenses and other payables decreased from December 31, 2003 to December 31, 2004 primarily as a result of the Company paying its suppliers and repayment of notes payable to banks in the first six months of 2004.

Cash

      The decrease in free cash from December 31, 2003 to December 31, 2004 was primarily attributable to the increase in payments for purchasing raw material.

      The increase in restricted cash from December 31, 2003 to December 31, 2004 was primarily attributable to the increase in percentage of the restricted cash requirement for the lines of credit required by banks.

Critical Accounting Policies

      Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.. The Company's financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 2 to the Company's consolidated financial statements, "Summary of Significant Accounting Policies". Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following reflect the more critical accounting policies that currently affect the Company's financial condition and results of operations:

Revenue recognition

      Product sales are recognized when the products are delivered to and inspected by customers and title has passed. The Company offers no warranties on its products. If there are any products that do not meet the quality standards set forth in their contract, the customers will notify the company. The Company at this time replaces the defective goods with new products. The defective goods are returned to the Company and are reworked and returned to inventory.

      Sales revenue represents the invoiced value of goods, net of a VAT. All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing its finished products.

Property, Plants and Equipment

      Plant and equipment are recorded at cost. Depreciation is recorded utilizing the straight-line method over the estimated original useful lives of the assets, which ranges from 5-30 years.

      Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2004, the Company expects these assets to be fully recoverable.

Bad debts

      The Company's business operations are conducted in the People's Republic of China. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. However, the Company records a provision for "Accounts Receivable, Trade," which ranges from 0.3% to 1.0% of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in the PRC.

ITEM 7. FINANCIAL STATEMENTS

The following table presents selected financial data for us for the three previous fiscal years ended December 31, 2002, 2003 and 2004. We derived the selected financial data set forth below with respect to our statements of operations for the three fiscal years ended December 31, 2004, 2003 and 2002, and our balance sheets as at December 31, 2004, 2003 and 2002, from our consolidated financial statements that are included elsewhere in this report. We derived the selected financial data for us at December 31, 2001 and for the year then ended from our consolidated financial statements which are not included in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                     For the Fiscal Year ended December 31,
                         --------------------------------------------------------------
                            2004             2003             2002             2001
                                                                            (unaudited)
Gross revenues           $17,655,852      $16,248,926      $14,159,153      $ 9,867,955

Income from operations     4,054,404        4,647,659        4,397,720        2,987,874

Net income                 4,226,189        3,873,418        3,169,845        1,959,016

Total assets              22,216,373(1)    22,365,455(2)    13,376,635(3)    11,746,964(4)

Total liabilities         11,959,662(1)    15,381,089(2)     6,660,006(3)     5,374,392(4)
                         --------------------------------------------------------------

(1)   As of December 31, 2004
(2)   As of December 31, 2003
(3)   As of December 31, 2002
(4)   As of December 31, 2001

      The Company's consolidated financial statements, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During the fiscal years ended December 31, 2004 and December 31, 2003, and the subsequent interim period, Moore Stephens Wurth Frazer and Torbet, LLP ("Moore Stephens"), the principal independent accountant of our subsidiaries, Rhohan and Tonglin, has not resigned or declined to stand for re-election, and was not dismissed.

      On May 18, 2004, we dismissed Michael T. Studer CPA P.C. as our independent accountant. Mr. Studer had been previously engaged as the principal accountant to prepare our financial statements. The reason for the termination was that we had acquired Rhohan, which is a holding company for its primary business unit, Tonglin, both of which have been audited by Moore Stephens as discussed above. We believe that it was in our best interests to have Moore
Stephens continue to work with Rhohan and Tonglin as auditors of the consolidated financial statements of China Autoparts and Rhohan. The dismissal of Michael T Studer CPA P.C. and retention of Moore Stephens was reported in our Current Report on Form 8-K that we filed on May 20, 2004.

ITEM 8A. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

      At the conclusion of the period ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following are the officers and directors of the Company as of the date of this report. Each of the Company's current officers and directors is a resident of the PRC. As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce in the United States court judgments obtained against them in the United States courts.

Name                           Positions                            Age
----                           ---------                            ---
Li, Yungao                     CEO and Chairman of the             62
                               Board of Directors
Li, Jing                       Director and COO                    34
Ding, Ke                       EVP, Business Development           40
                               and Director
Huang, Hui                     Director                            32
Christopher John Hasson        Director                            41

LI YUNGAO is Chairman and CEO of the Company, the sole Director and shareholder of Double Unity, a Director of Rhohan and has served as the Chairman and CEO of Tonglin since its formation in 2000. During the past five years Mr. Li Yungao has served as Chairman and CEO of Chengdu Begin Pipeline Co., Ltd., a company which produces metal pipes and pipeline products, and Chengdu Rongxin Industrial Co., Ltd. and Chengdu Rongxin Ruigao Machinery Co., Ltd. which are holding companies for Mr. Li Yungao's interests in machinery manufacturing companies. Mr. Li Yungao started his career as a farmer and, after receiving training in manufacturing in a valve factory, started his own metal and pipe casting companies. Mr. Li Yungao is the father of Mr. Li Jing.

LI JING is a Director and COO of the Company. For the past five years, Mr. Li Jing has served as the CEO of Chengdu Taichang Metals Co., Ltd., a steel trading company. Mr. Li Jing has a degree from Chengdu Economic Management College and is the son of Mr. Li Yungao.

DING KE is a Director  of the  Company  and  Rhohan  and has been a Director  of
Tonglin since 2000. During the past five years, Mr. Ding has served as the Executive Vice President for Hua Tai Enterprise Management Co., Ltd. (1999-2002), an investment management company, and the Chairman and owner of Shenzhen Significant Value Industrial Co.,Ltd. (2002 through present), a company that owns coffee shops. Mr. Ding has a Bachelor of Material Engineering degree from Donghua University and a Master of Management Science degree from Shanghai Jiaotong University.

CHRISTOPHER JOHN HASSON is a Director of the Company since February 2005. He is also Director and Chief Executive Officer of Johnson Electric Capital since 2001. Prior to that, he had served as Vice President and Director of The Boston Consulting Group (1997-2001), a management consultancy.

HUANG HUI is a Director of the Company since February 2005. She is also Chief Representative of Johnson Electric Capital Shanghai Representative Office since 2003. She had previously worked as an Associate at Goldman Sachs Asia LLP from 2000 to 2003 and as Associate Consultant at The Boston Consulting Group, a management consultancy from 1994 to 1998.

FAMILY RELATIONSHIPS

      Li Yungao is the father of Mr. Li Jing.

AUDIT COMMITTEE FINANCIAL EXPERT

      The full Board of Directors of the Company currently serves as its audit committee. The Board of Directors does not currently have an audit committee "financial expert" as defined under Rule 401(e) of Regulation S-B because the Company only recently consummated its transaction with Rhohan and the Board of Directors is in the process of searching for a suitable candidate for this Board position.

ITEM 10. EXECUTIVE COMPENSATION

Neither the Company nor Rhohan currently pays any compensation to its executive officers or directors. The following is a summary of the compensation paid by Tonglin to its CEO and four most highly compensated officers for the three years ended December 31, 2004.

                                       ANNUAL COMPENSATION                                        LONG TERM COMPENSATION

                                                                                             Awards                  Payouts

                                                                          Other      Restricted  Securities
                                                                          Annual       Stock     Underlying                  All
                                       Year                              Compen-       Awards     Options/     LTIP         Other
     Name            Position         Ended      Salary($)   Bonus($)   sation($)        $          SARS      Payouts   Compensation
------------------------------------------------------------------------------------------------------------------------------------
   Li Yungao           CEO          12/31/2004    $60,500       00          0            0           0           0            0
                                    12/31/2003    $73,000                   0            0           0           0            0
                                    12/31/2002    $60,000       0           0            0           0           0            0
 Chen Weisheng         CFO          12/31/2004    $36,000       0           0            0           0           0            0
                                    12/31/2003    $36,000       0           0            0           0           0            0
                                    12/31/2002    $30,000                   0            0           0           0            0
   Ding Ke           Director       12/31/2004    $36,000       0           0            0           0           0            0
                                    12/31/2003    $18,000       0           0            0           0           0            0
                                    12/31/2002    $10,000       0           0            0           0           0            0
 Wang Wenquan    Tonglin Director   12/31/2004    $36,000       0           0            0           0           0            0
                                    12/31/2003    $36,000       0           0            0           0           0            0
                                    12/31/2002    $30,000       0           0            0           0           0            0
  Liu Zenglin     Tonglin Chief     12/31/2004    $36,000                   0            0           0           0            0
                     Engineer
                                    12/31/2003    $36,000       0           0            0           0           0            0
                                    12/31/2002    $30,000       0           0            0           0           0            0

 Song Ronghui      Tonglin Vice     12/31/2004    $36,000       0           0            0           0           0            0
               General Manager for
                      Sales
                                    12/31/2003    $36,000       0           0            0           0           0            0
                                    12/31/2002    $30,000       0           0            0           0           0            0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this report, certain information with respect to the beneficial ownership of the voting securities by
(i) any person or group with more than 5% of the Company's securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

                            Name and                                                               Amount and
                           Address of                              Title of              Nature of Beneficial        Percent of
                        Beneficial Owner                           Class                            Ownership        Class (1)
------------------------------------------------------------------------------------------------------------------------------------
Li Yungao/Double Unity Investments Limited.                        Common Stock                     6,454,546(3)        71.0%
Director and CEO (2)
4009 Gloucester Tower
11 Pedder Street
Central
Hong Kong

JE Castings Investment Limited                                     Common Stock                     1,818,182             20%
Johnson Building
6-22 Dai Shun Street
Tai Po Industrial Estate
Tai Po
Hong Kong

LR Investment Holdings, Ltd.                                       Common Stock                       470,000            5.2%
c/o Harney Westwood & Riegels
Craigmuir Chambers
P.O. Box 71
Road Town, Tortola
British Virgin Islands

Li Jing, Director and COO                                          Common Stock                             0            0.0%
Xinchang Tonglin Industrial Zone
Dayi County, Chengdu, Sichuan PRC 611337

All Directors and Officers of the Company                          Common Stock                     6,454,546(3)        71.0%
as a group

(1)   Computed  based  upon  a  total  of  9,090,910   shares  of  common  stock
      outstanding as of March 28, 2005.

(2) The sole shareholder of Double Unity Investments Limited. is Li Yungao, the Chairman of the Board of Directors and CEO of the Company, Rhohan and Tonglin.

(3) Each of Ding Ke, Liu Zenglin, Chen Weisheng, Song Ronghui, Wang Xin and Wang Wenquan were granted 272,727 shares of the Company's Common Stock by Double Unity Investments Limited and, as a condition of the grant, agreed to any reasonable restriction on sale of the Common Stock as may be suggested by the Company or Double Unity Investments Limited. As a result, Double Unity Investments Limited and Li Yungao may be deemed to beneficially own an aggregate of 1,636,362 shares of the common stock owned by such persons.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the fiscal years ended December 31, 2004 and December 31, 2003, Tonglin entered into the following transactions with related parties:

      On May 20, 2003, Tonglin entered into an Agreement with Chengdu Taichang Metals Co., Ltd. to make a 12-month loan in the amount of $3,025,000 to Chengdu Taichang Metals Co., Ltd. using the proceeds from Tonglin's bank line of credit. In addition, Tonglin paid $1,089,000 to its bank as a restricted cash deposit as required by the loan agreement.

      The $3,025,000 was required to be paid to Tonglin upon maturity together with interest calculated based on the amount of the restricted cash deposit using the bank's monthly interest rate of 0.4425%. Chengdu Taichang Metals Co., Ltd. was required to pay a consultation fee of $121,000 to Tonglin upon maturity of the loan. On April 1, 2004, Chengdu Taichang Metals Co., Ltd. repaid these amounts in full.

      On May 29, 2003, Tonglin entered into an Agreement with Chengdu Taichang Metals Co., Ltd. to make a loan in the amount of $2,420,000 to Chengdu Taichang Metals Co., Ltd. using the proceeds from Tonglin's credit lines for a period of 12 months. The loan agreement provided for the payment of interest to Tonglin at maturity of the loan calculated based on the amount of restricted cash deposits posted by Tonglin using the bank's monthly interest rate of 0.4425%, plus a $77,101 consulting fee. Chengdu Taichang Metals Co., Ltd. posted a deposit with Tonglin to partially guarantee repayment. All amounts due were paid by Chengdu Taichang Metals Co., Ltd. on April 1, 2004.

      On November 4, 2003, Tonglin provided a guarantee to the Industrial and Commercial Bank of China with respect to a $1,089,000 credit line for Chengdu Rongxin Ruigao Machinery Co., Ltd., a company of which Li Yungao is the principal owner, Chairman and General Manager. The line of credit and guarantee expired on April 29, 2004. As of June 30, 2004, this guarantee of the bank line of credit was released.

      During the fiscal years ended December 31, 2004 and December 31, 2003, various cash advances and short term loans were made by and among the Company and its related parties. These items were each paid within the fiscal year in which they were made, and no interest was charged.

      During the fiscal years ended December 31, 2003, Tonglin made sales of $80,776 to Chengdu Rongxin Ruigao Machinery Co., Ltd. and made purchases of $78,423 from Chengdu Rongxin Ruigao Machinery Co., Ltd.

Pursuant to a December 30, 2004 agreement, Tonglin leases the following from Chengdu Rongxin Industrial Co., Ltd. for the following amounts:

      office space and employee living quarters - RMB 800,000 per year vehicles - RMB 100,000 per year; and

      computer equipment and office furniture - RMB 100,000 per year.

Prior to that, Tonglin leased the above from Chengdu Rongxin Ruigao Machinery Co., Ltd. on similar terms.

ITEM 13. EXHIBITS

Number      Description
------      -----------

3.1 Amended and Restated Certificate of Incorporation of the Company filed January 27, 2005;

3.2         Amended and Restated By-laws of the Company;

4.1         Form of Common Stock Certificate;

4.2         Form of Preferred Stock Certificate;

10.1 Stock Purchase Agreement, dated January 25, 2005, entered into by and among the Company, Li Yungao, Rhohan, Tonglin, Double Unity and JE Castings Investments Limited. (1)

10.2 Investor Rights Agreement, dated February 2, 2005 , entered into by and among the Company, Li Yungao, Rhohan, Tonglin, Double Unity and JE Castings Investments Limited. (2)

10.3 Right of First Refusal, Co-Sale and Drag Along Agreement, dated February 2, 2005 , entered into by and among the Company, Li Yungao, Double Unity, JE Castings Investments Limited and certain other common stockholders set forth on Exhibit A thereto. (3)

14.1        Code of ethics

21.1        List of Subsidiaries;

31.1        Certification  of Li Yungao pursuant to Exchange Act Rules 13a-14(a)
            and   15d-14(a),   as  adopted   pursuant  to  Section  302  of  the
            Sarbanes-Oxley Act of 2002;

31.2 Certification of Chen Weisheng pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

Footnotes:

(1) Incorporated by reference from the Exhibit A to the Schedule 13D jointly filed by JE Castings, Johnson Electric Capital Limited and Johnson Electric Holdings Limited with the Commission on February 8, 2005.

(2). Incorporated by reference from the Exhibit B to the Schedule 13D jointly filed by JE Castings, Johnson Electric Capital Limited and Johnson Electric Holdings Limited with the Commission on February 8, 2005.

(3). Incorporated by reference from the Exhibit C to the Schedule 13D jointly filed by JE Castings, Johnson Electric Capital Limited and Johnson Electric Holdings Limited with the Commission on February 8, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

      The following table sets forth the fees billed to the Company for the fiscal year ended December 31,2004 and 2003, respectively, by Moore Stephens:

                             Fiscal Year Ended     Fiscal Year Ended
                             December 31, 2004     December 31, 2003
Audit Fees                   $145,000              $215,000
Audit Related Fees           $0                    $0
Tax Fees                     $0                    $0
All Other Fees               $0                    $0

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHINA AUTOPARTS, INC.

Date: March 30, 2005                       /s/ Li Yungao
                                           -------------------------------
                                           By:  Li Yungao, CEO

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Chen Weisheng                                           March 30,2005
---------------------------------
Chen Weisheng, CFO


/s/ Li Jing                                                 March 30,2005
---------------------------------
Li Jing, Director


/s/ Ding Ke                                                 March 30,2005
---------------------------------
Ding Ke, Director


/s/ Huang Hui                                               March 30,2005
---------------------------------
Huang Hui, Director


/s/Christopher John Hasson                                  March 30,2005
---------------------------------
Christopher John Hasson, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
China Autoparts, Inc. and Subsidiaries

We have audited the accompanying balance sheets of China Autoparts, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related statements of income and other comprehensive income (loss), shareholders' equity and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Autoparts, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Moore Stephens Wurth Frazer and Torbet, LLP
-----------------------------------------------
Moore Stephens Wurth Frazer and Torbet, LLP

March 1, 2005
Walnut, California

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003

                                   A S S E T S

                                                                                      2004          2003
                                                                                  -----------   -----------
CURRENT ASSETS:
    Cash                                                                          $   295,056   $   488,001
    Cash - restricted                                                               2,968,959     2,057,000
    Accounts receivable, trade, net of allowance for doubtful
       accounts of $40,626 and $20,430 as of December 31, 2004
       and 2003, respectively                                                       7,285,199     6,789,525
    Accounts receivable, trade special                                                315,810       943,800
    Other receivables, net of allowance for doubtful accounts of $0
       and $278,300 as of December 31, 2004 and 2003, respectively                    315,707       407,470
    Other receivables - related party                                               4,994,266     5,462,785
    Prepaid expense                                                                   929,785     1,030,156
    Inventories                                                                     2,070,407     2,136,674
                                                                                  -----------   -----------
       Total current assets                                                        19,175,189    19,315,411
                                                                                  -----------   -----------

PLANT AND EQUIPMENT, net                                                            2,790,626     2,554,007
                                                                                  -----------   -----------

OTHER ASSETS:
    Intangible asset, net                                                             145,654       162,790
    Employee advances                                                                 104,904       333,247
                                                                                  -----------   -----------
       Total other assets                                                             250,558       496,037
                                                                                  -----------   -----------
          Total assets                                                            $22,216,373   $22,365,455
                                                                                  ===========   ===========

               L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES:
    Accounts payable                                                              $   595,647   $ 1,854,084
    Accounts payable - related party                                                     --          15,675
    Advances from customers                                                            49,401        54,934
    Wages and benefits payable                                                        571,437       689,225
    Income and other taxes payable                                                    496,158       527,011
    Accrued liabilities                                                               391,843       379,689
    Other payables                                                                  1,573,396     1,333,471
    Other payables - related party                                                       --         242,000
    Dividend payable                                                                  416,780          --
    Notes payable - bank                                                            3,025,000     5,445,000
    Short-term loans payable - bank                                                 4,840,000     4,840,000
                                                                                  -----------   -----------
       Total current liabilities                                                   11,959,662    15,381,089
                                                                                  -----------   -----------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.0001 par value, 1,000,000 shares authorized, none issued and outstanding
    Common stock, $.0001 par value, 20,000,000 shares authorized,
       9,090,910 shares issued and outstanding                                            959           959
    Paid-in-capital                                                                   344,520       312,112
    Statutory reserve                                                               2,000,374     1,561,222
    Retained earnings                                                               7,888,835     5,101,798
    Accumulated other comprehensive income                                             22,023         8,275
                                                                                  -----------   -----------
       Total shareholders' equity                                                  10,256,711     6,984,366
                                                                                  -----------   -----------
          Total liabilities and shareholders' equity                              $22,216,373   $22,365,455
                                                                                  ===========   ===========

The accompanying notes are an integral part of this statement.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                    2004            2003
                                                ------------    ------------
GROSS REVENUES                                  $ 17,655,852    $ 16,248,926

COST OF SALES                                     11,801,840      10,331,947
                                                ------------    ------------

GROSS PROFIT                                       5,854,012       5,916,979

OTHER OPERATING INCOME                                85,959         423,206
SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES      1,885,567       1,692,526
                                                ------------    ------------

INCOME  FROM OPERATIONS                            4,054,404       4,647,659
                                                ------------    ------------

OTHER INCOME (EXPENSE)
    Other income                                   1,091,789          79,440
    Other non-operating expense                     (563,905)       (514,381)
                                                ------------    ------------
         Total other income (expense)                527,884        (434,941)
                                                ------------    ------------

INCOME BEFORE INCOME TAXES                         4,582,288       4,212,718

PROVISION FOR INCOME TAXES                           356,099         339,300
                                                ------------    ------------

NET INCOME                                         4,226,189       3,873,418

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment           13,748              62
                                                ------------    ------------
COMPREHENSIVE INCOME (LOSS)                     $  4,239,937    $  3,873,480
                                                ============    ============

EARNINGS PER SHARE, BASIC AND DILUTED           $       0.47    $       0.43
                                                ============    ============

NUMBER OF SHARES                                   9,090,910       9,090,910
                                                ============    ============



The accompanying notes are an integral part of this statement.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                         Accumulated
                                                                                                            other
                                                Number    Common   Paid in   Statutory      Retained    comprehensive
                                              of shares   stock    capital   reserves       earnings    income (loss)      Totals
                                              ----------  ------  --------   ----------   -----------   -------------   -----------
BALANCE, January 1, 2003                       9,090,910  $  959  $279,765   $1,174,549   $ 5,253,143   $       8,213   $ 6,716,629
    Net income                                                                              3,873,418                     3,873,418
    Land use right                                                  32,347                                                   32,347
    Adjustment to statutory reserve                                             386,673      (386,673)                            0
    Dividend distributions                                                                 (3,638,090)                   (3,638,090)
    Foreign currency translation adjustments                                                                       62            62
                                              ----------  ------  --------   ----------   -----------   -------------   -----------
BALANCE, December 31, 2003                     9,090,910     959   312,112    1,561,222     5,101,798           8,275     6,984,366
    Net income                                                                              4,226,189                     4,226,189
    Land use right                                                  32,408                                                   32,408
    Adjustment to statutory reserve                                             439,152      (439,152)                            0
    Dividend distributions                                                                 (1,000,000)                   (1,000,000)
    Foreign currency translation adjustments                                                                   13,748        13,748
                                              ----------  ------  --------   ----------   -----------   -------------   -----------
BALANCE, December 31, 2004                     9,090,910  $  959  $344,520   $2,000,374   $ 7,888,835   $      22,023   $10,256,711
                                              ==========  ======  ========   ==========   ===========   =============   ===========

The accompanying notes are an integral part of this statement.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                     2004           2003
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $ 4,226,189    $ 3,873,418
    Adjustments to reconcile net income to cash
       provided by (used in) operating activities:
         Depreciation                                                224,017        160,490
         Amortization                                                 17,136          8,568
         Land use right                                               32,408         32,347
         Loss on disposal of equipment                                     0         84,408
         Bad debt expense                                             11,252
       (Increase) decrease in assets:
         Cash - restricted                                          (911,959)    (1,694,000)
         Accounts receivable - trade                                (543,710)       743,255
         Accounts receivable - trade special                         627,990       (568,700)
         Other receivables                                            91,763       (201,697)
         Other receivables - related party                           468,519     (8,358,255)
         Prepaid expenses                                            100,371       (318,501)
         Inventories                                                  66,267       (931,634)
         Employee advances                                           228,343       (262,449)
       Increase (decrease) in liabilities:
         Accounts payable                                         (1,258,437)       336,042
         Accounts payable - related party                            (15,675)        15,675
         Advances from customers                                      (5,533)        14,349
         Wages and benefits payable                                 (117,788)       (96,719)
         Other taxes payable                                         (30,853)       338,680
         Accrued liabilities                                          12,154        128,661
         Other payables                                              239,925        432,462
         Other payables - related party                             (242,000)      (303,450)
                                                                 -----------    -----------
           Net cash provided by (used in) operating activities     3,220,379     (6,567,050)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of intangible asset - land use right                                  (171,358)
    Purchase of equipment                                           (342,499)    (1,829,036)
    (Increase) in construction in progress                           (81,353)
                                                                 -----------    -----------
           Net cash used in investing activities                    (423,852)    (2,000,394)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings net of payments on short term notes payable        (2,420,000)     9,075,000
    Decrease in bank overdraft                                                      (19,617)
    Dividends paid                                                  (583,220)
                                                                 -----------    -----------
           Net cash provided by (used in) financing activities    (3,003,220)     9,055,383
                                                                 -----------    -----------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                              13,748             62
                                                                 -----------    -----------

(DECREASE) INCREASE IN CASH                                         (192,945)       488,001

CASH, beginning of year                                              488,001           --
                                                                 -----------    -----------

CASH, end of year                                                $   295,056    $   488,001
                                                                 ===========    ===========

The accompanying notes are an integral part of this statement.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND

Background

On May 13, 2004, China Autoparts, Inc. (formerly known as Talram Corporation) (referred to as CHINA AUTOPARTS or the Company), a Delaware corporation, completed a "reverse acquisition" transaction in which it acquired all the outstanding stock of Rhohan Holdings Limited (referred to as RHOHAN), a British Virgin Islands (BVI) corporation, in consideration for the issuance of a majority of CHINA AUTOPARTS' common shares.

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

Chengdu Tonglin Casting Industrial Co., Ltd. was established in Dayi County of Chengdu by Chengdu Rongxin Enterprises Co., Ltd. (Rongxin) and Rhohan Holdings Limited (RHOHAN) as a Sino-foreign equity joint venture on January 21, 2000. TONGLIN was classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. TONGLIN is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 50 year term with original registered capital of approximately $2,005,000. RHOHAN was formerly owned 100% by Double Unity Investments Limited (referred to as Double Unity), a British Virgin Islands corporation. Double Unity Investments Limited is 100% owned by Mr. Li Yungao. Rongxin was 100% owned by the Company's shareholder, Mr. Li Yungao.

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

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BACKGROUND, (CONTINUED)

Background, (continued)

On November 20, 2003, this transfer was approved by the State Administration for Industry and Commerce of the PRC. As a result of this transfer TONGLIN became a wholly foreign owned enterprise (WFOE).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The reporting entity

The financial statements in the filings of CHINA AUTOPARTS become those of RHOHAN. The consolidated financial statements of China Autoparts, Inc. and subsidiaries represent the activities of its 100% owned subsidiaries, Rhohan Holdings Limited and Chengdu Tonglin Casting Industrial Co., Ltd. Talram's continuing operations and balance sheet are insignificant and therefore not included in these financial statements.

Beginning April 22, 2004, China Autoparts, Inc. owns the following subsidiaries:

                                                 Percentage
      Subsidiary                                 Ownership
--------------------------------------------     ----------
Rhohan Holdings Limited (BVI company)               100%
   owned 100% by China Autoparts, Inc.
Chengdu Tonglin Casting Industrial Co., Ltd         100%
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

Foreign currency translation

The reporting currency of the Company is the US dollar. TONGLIN uses its local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Foreign currency translation, (continued)
----------------------------

accumulated  other  comprehensive  income  in  the  consolidated   statement  of
shareholders' equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Revenue recognition

Product sales are recognized when the products are delivered to customers and inspected by the customers and title has passed. The Company offers no warranties on its products. If there are any products that do not meet the quality standards set forth in their contracts, the customers will notify the company. The Company at this time replaces the defective goods with new products. The defective goods are returned to the Company and are reworked and returned to inventory.

Sales revenue  represents the invoiced value of goods,  net of a value-added tax
(VAT). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Plant and equipment, net

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $224,017 and $160,490 respectively. Estimated useful lives of the assets are as follows:

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

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Plant and equipment, net, (continued)
------------------------

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds projected future cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2004, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following at December 31:

                                                      2004              2003
                                                  -----------       -----------
Buildings and improvements                        $ 1,193,844       $ 1,187,128
Machinery and equipment                             2,541,031         2,064,257
Construction in progress                               38,465            64,850
                                                  -----------       -----------
      Totals                                        3,773,340         3,316,235
Accumulated depreciation                             (982,714)         (762,228)
                                                  -----------       -----------
      Property and equipment, net                 $ 2,790,626       $ 2,554,007
                                                  ===========       ===========

In the year 2000, Rongxin, as part of its original capital contribution to TONGLIN, contributed certain buildings, machinery, and equipment in the amount of RMB 5,111,248, or approximately $618,500. The buildings, machinery, and equipment were originally purchased by Rongxin through financing provided by Rongxin's banking institution and were pledged as collateral for this loan. The term of this loan commenced on August 31, 1999 and expired on August 30, 2004. But before the expiration, Chengdu Rongxin Industrial Co.,Ltd renewed this loan with term from June 17, 2004 to June 16, 2007. Except for the fixed assets mentioned above, more fixed assets that owned by Tonglin were also pledged as collateral for this renewed loan. As of the date of this report, the net book value of these pledged assets is $1,618,563. The titles of the buildings, machinery, and equipment that contributed by Rongxin are still in the name of Chengdu Rongxin Industrial Co.,Ltd. Currently, Chengdu Rongxin Industrial Co.,Ltd is in the process of transferring to TONGLIN.

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

Recently issued accounting pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Recently issued accounting pronouncements, (continued)
-----------------------------------------

evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to
investments   in  securities   that  are  impaired;   however,   the  disclosure
requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company's adoption of SFAS No. 151 is not currently expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The revised standard requires, among other things that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee's requisite service period for the option. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model. The Company's adoption of SFAS No. 123(R) is not currently expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Recently issued accounting pronouncements, (continued)
-----------------------------------------

June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position or results of operations.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-owned banks at December 31, 2004 and 2003 amounted to $3,161,747 and $2,500,000, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company has a concentration of sales risk where five customers represents 90% or $15,891,364 of total sales for the year ended December 31, 2004, as compared to 94% or $15,266,786 for five customers in the year ended December 31, 2003. Total outstanding accounts receivable for these customers amounted to $6,273,490 and $4,959,943 as of December 31, 2004 and 2003, respectively.

Cash-restricted

The Company through its bank agreements is required to keep certain cash amounts on deposit which are subject to withdrawal restrictions. The restricted amounts are $2,968,959 and $2,057,000 as of December 31, 2004 and 2003, respectively.

Inventories

Inventories are stated at the lower of cost or market on the first in first out method of accounting and consist of the following at December 31:

                                                    2004                 2003
                                                 ----------           ----------
Raw materials                                    $  862,739           $  936,619
Finished goods                                    1,207,668            1,200,055
                                                 ----------           ----------
      Totals                                     $2,070,407           $2,136,674
                                                 ==========           ==========

Inventories consist of raw materials and finished goods. Raw materials consist primarily of iron and resin sand used in the casting process. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembly and delivery are also included in the cost of inventory and subsequently in the cost of goods sold. The production cycle is very short. No work in process inventory existed at December 31, 2004 and 2003 as all the inventory in the process was completed and transferred to finished goods prior to the physical inventory count.

Costs and expenses not directly related to the production activities, such as compensation of sales, marketing, accounting and administrative personnel are included in selling, general and administrative expenses of the period in which they incurred.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

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

Accounts receivable, trade

The Company conducts its business operations in the People's Republic of China. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. However, the Company records a provision for accounts receivable trade that ranges from 0.3% to 1.0%of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in the PRC. The allowance for doubtful accounts as of December 31, 2004 and 2003 amounted to $40,626 and $20,430, respectively.

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

The Right is being amortized over a minimum life of 10 years in accordance with generally accepted accounting principles in the PRC. The expense for the year ended December 31, 2004 and 2003 amounted to $17,136 and $8,568, respectively. .

The Certificates of Land Use Rights of approximately 57,347 Chinese acres of land are occupied by buildings operated by TONGLIN, which are held in the name of Chengdu Rongxin Industrial Co., Ltd., a related party. The land use rights have been acquired from 1998 through 2000 for a life of 50 years. Chengdu Rongxin Industrial Co., Ltd. has verbally agreed to let TONGLIN use the property for agreed upon purposes through the life of the Land Use Rights. However, the Land Use Rights remains in the name of Chengdu Rongxin Industrial Co., Ltd. TONGLIN is not charged for the use of the land nor has an asset been reflected on TONGLIN's

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Intangible assets, (continued)

balance sheet for these rights. The original cost of the land use rights amounted to $324,076. In order to better report the actual expenses of the operations the Company has reported in the accompanying consolidated statements of income an expense for the use of the land with a corresponding entry to paid-in-capital. The Rights are being amortized over 10 years based upon the original cost of the rights and the expense for the year ended December 31, 2004 and 2003 amounted to $32,408 and $32,347, respectively.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. There are no deferred taxes as of December 31, 2004 and 2003.


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

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Income taxes, (continued)

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

The provision for income taxes at December 31 consisted of the following:

                                                           2004           2003
                                                         --------       --------
Provision for China income tax                           $356,099       $339,300
                                                         --------       --------
      Total provision for income taxes                   $356,099       $339,300
                                                         ========       ========

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                           2004           2003
                                                         --------       --------
U.S. Statutory rates                                        34.0 %        34.0 %
Foreign income not recognized in USA                       (34.0)        (34.0)
China income taxes                                           7.5           7.5
                                                         --------       --------
      Totals                                                 7.5 %         7.5 %
                                                         ========       ========

The Company has recorded an allowance for bad debts in the amount of $278,300 in 2003 as further described in note 5. This amount has been recorded as an expense for financial statement purposes. However, the ultimate deduction for Chinese income tax purposes has not been determined and the amount to be deducted must be approved by the appropriate Chinese taxing authority. A valuation allowance for the entire amount has been established due to the uncertainty of realizing the deduction of this expense for income tax purposes as a result of this uncertainty no deferred taxes has been provided in the accompanying consolidated financial statements.

Value added tax

Enterprises  or  individuals  who  sell   commodities,   engage  in  repair  and
maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES, (CONTINUED)

Value added tax, (continued)
---------------

The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company's finished products can be used to offset the VAT due on sales of the finished product.

NOTE 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid amounted to $237,951 and $244,045 for the year ended December 31, 2004 and 2003, respectively. Interest paid (including related party loans) for the years ended December 31, 2004 and 2003 amounted to $299,276 and $355,923 respectively.

In April, 2004, RHOHAN declared a $1,000,000 dividend distribution of which $583,220 was paid by December 31, 2004 with the remaining $416,780 recorded as a dividend payable on the accompanying balance sheet.

On April 22, 2004, the Company issued 8,590,910 shares of common stock in a reverse acquisition transaction for no cash.

During the year ending December 31, 2004, the Company acquired equipment for the total amount of $36,784 as payment on an account receivable of $48,036. This transaction resulted in a bad debt expense of $11,252.

In 2003, the Company made a non-cash shareholders' distribution of $3,638,090 to offset other receivables/payables due from/to related parties.


NOTE 4 - EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the years ended December 31, 2004 and 2003. Income per common share calculation for the year ended December 31, 2003 reflects the retroactive restatement of the shareholders' equity section to reflect the recapitalization of the Company as of April 22, 2004. The number of shares used in computing earnings per share for the years ended December 31, 2004 and 2003 each amounted to 9,090,910. Earnings per share as of December 31, 2004 and 2003 amounted to $0.47 and $0.43, respectively.


NOTE 5 - OTHER RECEIVABLES

In 2003 the Company made a prepayment of $278,300 to purchase raw materials to be used in its operations. As of December 31, 2004, the molds were never delivered by the vendor. The Company is currently in litigation with the vendor.

Management intends to pursue collection of this receivable; however, management is uncertain that they will prevail in collecting the entire amount. As of December 31, 2004, management has decided to fully reserve this amount as uncollectible.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - NOTES PAYABLE - BANK

The Company has the following lines of credit outstanding at December 31:


                                                                    2004         2003
                                                                 ----------   ----------
Shanghai Pu Dong Development Bank, Chengdu Branch due June
      2004, transaction fee at 0.05% restricted cash
      requirement of 30% or $363,000 Chengdu Rongxin Ruigao
      Machinery Co., Ltd. guaranteed the difference between
      the cash amount deposited and the credit line amount       $     --     $1,210,000

Chengdu City Commercial Bank, Dayi Branch the line dated
      2003 was due May 2004, and the line dated 2004 was due
      January 2005; transaction fees for both lines were at
      0.05%; the restricted cash requirement for the line
      dated 2003 was 40% or $726,000 and for the line dated
      2004 was 30% or $544.500; Chengdu Rongxin Industrial
      Co., Ltd. guaranteed the difference between the cash
      amount deposited and the credit line amount for both
      lines                                                       1,815,000    1,815,000

Chengdu City Commercial Bank, Dayi Branch the line dated
      2003 was due June 2004, and line dated 2004 was due
      February 2005; transaction fees for both lines were at
      0.05%; restricted cash requirement for the line dated
      2003 was 40% or $968,000 and for the line dated 2004
      was 100% or $1,210,000. Chengdu Rongxin Industrial
      Co., Ltd. guaranteed the difference between the cash
      amount deposited and the credit line amount for the
      line dated 2003 only                                        1,210,000    2,420,000

                                                                 ----------   ----------
                          Totals                                 $3,025,000   $5,445,000
                                                                 ==========   ==========


The proceeds of the above debt as of December 31, 2003, were loaned to Chengdu Taichang Metals Co., Ltd., a related party. In return for this loan, Chengdu Taichang Metals Co. Ltd. deposited $242,000 cash with TONGLIN as a partial guarantee for the loan repayment. The amount loaned to Chengdu Taichang Metals Co. Ltd. was recorded in other receivables-related party on the consolidated balance sheet as of December 31, 2003 and was further explained in Note 10. The loan amount was non-interest bearing and was due and payable in May 2004. On April 1, 2004, Chengdu Taichang Metals Co., Ltd. repaid this amount in full.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SHORT-TERM LOANS PAYABLE - BANK

The Company has the following short-term loans payable at December 31:

                                                                    2004        2003
                                                                 ----------   ----------
Chengdu City Commercial Bank, Dayi Branch due January 15,
      2005 and January 29, 2004, respectively, monthly
      interest only payment at 0.57525%, guaranteed by
      Chengdu High Pressure Valve Plant, a related party         $1,210,000   $1,210,000


Shanghai Pu Dong Development Bank, Chengdu Branch due March
      29, 2005 and March 9, 2004, respectively, monthly
      interest only payment at 0.48675%, guaranteed by
      Chengdu Rongxin Ruigao Machinery Co., Ltd., a related
      party                                                       3,630,000    3,630,000
                                                                 ----------   ----------
          Totals                                                 $4,840,000   $4,840,000
                                                                 ==========   ==========


NOTE 8 - RESERVES AND DIVIDENDS

The laws and regulations of the People's Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve.

Pursuant to the board of directors' resolution, the Company transferred 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company's registered capital.

The transfer to this reserve must be made before distributions of any dividends to shareholders. For the years ending December 31, 2004 and 2003, the Company transferred $439,152 and $386,673, respectively which represents 10% of the years' net income determined in accordance with PRC accounting rules and regulations to this surplus reserve.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

Pursuant to the board of directors' resolution, Rhohan declared $1,000,000 and $3,638,090 to its shareholder Double Unity for the years ended December 31, 2004 and 2003 respectively.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - RETIREMENT BENEFIT PLANS

Regulations in the People's Republic of China require the Company to contribute to a defined contribution retirement plan for all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salary at retirement. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 17% of the monthly basic salaries of the current employees. For the years ended December 31, 2004 and 2003, the Company made pension contributions in the amount of $294,934 and $307,279, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS AND CONTINGENCIES

The following is a list of related parties described in the accompanying consolidated financial statements:

Chengdu Rongxin Enterprises Co., Ltd .is owned 100% by Mr. Li Yungao.

Chengdu Rongxin Industrial Co., Ltd. Is owned by Mr. Li Yungao and some individuals.

Chengdu Rongxin Ruigao Machinery Co., Ltd. is owned 70% by Mr. Li Yungao with the Remaining 30% owned by Ren Xuzhi.

Chengdu Begin Pipeline Co., Ltd. is owned 75% by Chengdu Rongxin Industrial Co., Ltd. and 25% by Chengdu Begin Technology Development CO., Ltd.

Chengdu High Pressure Valve Plant is owned by Mr. Li Yungao and 4 individual technicians.

Chengdu Taichang Metals Co., Ltd. is 95% owned by Mr. Li Jing, who is the son of Mr. Li Yungao.

During the year ended December 31, 2004 and 2003, the Company entered into the following transactions with related parties:

Sales, purchases and other expenses for year ended December 31:



                                                            2004         2003
                                                          --------      --------
Sales
Chengdu Rongxin Ruigao Machinery Co., Ltd.                $  8,245      $ 80,776
                                                          ========      ========

Cost of sales
Chengdu Rongxin Ruigao Machinery Co., Ltd.                $  8,005      $ 78,423
                                                          ========      ========

Interest expense
Chengdu Rongxin Ruigao Machinery Co., Ltd.                $   --        $ 39,277
                                                          ========      ========

Lease expense
Chengdu Rongxin Ruigao Machinery Co., Ltd.                $121,000      $121,000
                                                          ========      ========

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - RELATED PARTY TRANSACTIONS AND CONTINGENCIES, (CONTINUED)

Amounts due to/from related parties at December 31:


                                                            2004        2003
                                                         ----------   ----------
Other receivables - related party:
      Chengdu Rongxin Ruigao Machinery Co., Ltd.         $4,881,910   $   17,785
      Chengdu High Pressure Valve Plant                     112,356         --
      Chengdu Taichang Metals Co., Ltd.                        --      5,445,000
                                                         ----------   ----------
                                     Totals              $4,994,266   $5,462,785
                                                         ==========   ==========

Other payables - related party:
      Chengdu Taichang Metals Co., Ltd.                  $     --     $  242,000
                                                         ==========   ==========

On May 20, 2003, TONGLIN entered into an agreement with Chengdu Taichang Metals Co., Ltd. to make a 12-month loan in the amount of $3,025,000 to Chengdu Taichang Metals Co., Ltd. using the proceeds from TONGLIN's bank note payable described in Note 6. In addition, TONGLIN paid $1,089,000 to their bank as restricted cash deposit as required by the loan agreement.

The $3,025,000 was required to be paid to TONGLIN upon maturity together with interest calculated based on the amount of restricted cash deposit using the bank's monthly interest rate of 0.4425%. Chengdu Taichang Metals Co., Ltd. was required to pay a consultation fee of $121,000 to TONGLIN upon maturity of the loan. On April 1, 2004, Chengdu Taichang Metals Co., Ltd. repaid these amounts in full.

On May 29, 2003, TONGLIN entered into an agreement with Chengdu Taichang Metals Co., Ltd. to make a loan in the amount of $2,420,000 to Chengdu Taichang Metals Co., Ltd. using the proceeds from TONGLIN's bank note payable described in Note
6. In addition, TONGLIN paid $968,000 to its bank as the restricted cash deposit as required by the loan agreement.

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

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - RELATED PARTY TRANSACTIONS AND CONTINGENCIES, (CONTINUED)

Short-term loans from Chengdu Rongxin Ruigao Machinery Co., Ltd. (formerly Chengdu Rongxin Enterprises Co., Ltd.) amounted to $544,500 during the year ending December 31, 2002. This loan included interest at rates ranging from 7.49% to 12.10% per annum and was paid off in 2003. Interest paid for year ended December 31, 2004 and 2003 amounted to $0 and $39,277 respectively.

On November 4, 2003,  TONGLIN and Industrial  and Commercial  Bank of China Dayi
County Branch entered into the "Intangible Right Security Agreement", under which TONGLIN has guaranteed a $1,089,000 bank line of credit issued to Chengdu Rognxin Ruigao Machinery Co., Ltd. The term of this bank line of credit expired on April 29, 2004. As of December 31, 2004, this guarantee of the bank line of credit was released.

NOTE 11 - LEASES

The Company leases office building space, living quarters, and vehicles from Chengdu Rongxin Ruigao Machinery Co., Ltd, formerly Chengdu Rongxin Enterprises Co., Ltd., a related party, in the amount of $121,000 per year. The lease expenses paid for the year ended December 31, 2004 and 2003 amounted to $121,000 and $121,000, respectively. Chengdu Rongxin Enterprises Co., Ltd. was dissolved in October 2002. All of the assets, including the lease agreement, were taken over by Chengdu Rongxin Ruigao Machinery Co., Ltd., a related party. On December 31, 2004, TONGLIN and Chengdu Rongxin Industrial Co., Ltd. entered into a new lease agreement which replaced the lease agreement described above.

The Company also leases office space in the United States. The monthly rent is $500 per month commencing on July 1, 2004 through June 30, 2005. The lease can be renewed annually subject to a rental rate adjustment. The lease can be terminated by either party with a 30 day notice.

NOTE 12 - OTHER OPERATING INCOME

The Company has entered into various contractual arrangements to act as a sales agent for Chengdu Zhengheng Engine Parts Co., Ltd. where the Company receives a commission on sales of products purchased from Chengdu Zhengheng Engine Parts Co., Ltd. Chengdu Zhengheng pays commission to the Company by selling their products to the Company at a sales price which is generally 2% lower than the price the Company sells to their customers. The Company records the net revenue from the sales of these products as other operating income. The sales and their related cost of sales amounted to the following for the year ended December 31:

                                                      2004               2003
                                                  -----------        -----------
Total other sales                                 $ 9,796,771        $12,377,501
Cost of sales                                       9,710,812         11,954,295
                                                  -----------        -----------
      Other operating income                      $    85,959        $   423,206
                                                  ===========        ===========

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - OTHER INCOME (EXPENSE), NET OF OTHER INCOME

The Company records the income and expenses generated through activities other than the normal business activities as other income and expenses.

Other income and expense for the year ended December 31 consist of the following:

                                                      2004              2003
                                                   ----------        ----------
Interest income                                    $  214,709        $   65,141
Weight scale fee                                        3,571             2,895
Iron scrape sale                                         --               1,399
Other income                                           67,564            10,005
Value added tax refund                                805,945              --
                                                   ----------        ----------
Total other income                                  1,091,789            79,440
                                                   ----------        ----------

Interest expense                                      524,776           355,923
Other non-operating expense                            39,129           158,458
                                                   ----------        ----------
Total other expense                                   563,905           514,381
                                                   ----------        ----------

Other income (expense), net                        $  527,884        $ (434,941)
                                                   ==========        ==========


NOTE 14 - DIVIDEND DISTRIBUTION

Before the Company entered into the Stock Exchange Agreement, the Company declared a $1,000,000 dividend distribution to Double Unity Investments. As of December 31, 2004, $583,220 was paid with the remaining balance of $416,780 recorded as a dividend payable on the accompanying balance sheet.

NOTE 15 - SUBSEQUENT EVENT

On January 25, 2005, the Company, together with Mr. Li Yungao, founder of the Company, RHOHAN, TONGLIN, and Double Unity, entered into a stock purchase agreement with JE Castings Investments Limited ("JE Castings"), a wholly owned subsidiary of Johnson Electric Capital Limited. Pursuant to the agreement, JE Castings acquired 1,818,182 shares of Common Stock of the Company from Double Unity for an aggregate purchase price of US$3 million and they also acquired 100 shares of Series A Preferred Stock from the Company for an aggregate purchase price of US$165. The purchase was completed on February 2, 2005.

The $3 million proceeds will be used to repay a portion of the related party debt owed by Chengdu Rongxin Ruigao Machinery Co., Ltd. , Chengdu Begin Pipeline Co., Ltd. and Chengdu High Pressure Valve Plant to TONGLIN.

In connection with this agreement the Company has increased its authorized Series A Preferred Stock to a total of 6,060,607 shares. In addition the Company will sell an additional 3,030,203 of Series A Preferred stock to JE Castings for an aggregate amount of $4,999,835 in 2005. The use of these proceeds will be used to build a new manufacturing facility.

                     CHINA AUTOPARTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - SUBSEQUENT EVENT, (CONTINUED)

JE Casting has the option to receive additional shares of Series A Preferred stock based upon a predetermined formula for no consideration in 2006 if the Company's 2005 net income excluding extraordinary items or other non-recurring income of loss items is less than $4 million. This note should be read in conjunction with the Company's form SC 13D filed with the Securities Exchange Commission on February 8, 2005 for further details of the transactions.